Form 10-K
period 2019-12-31
Newborn Acquisition Corp
filed 2020-03-30
CIK 1780262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39230

NEWBORN ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 801, Building C SOHO Square, No. 88 Zhongshan East 2nd Road, Huangpu District
Shanghai, China	200002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   +852 3796 2750

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, no par value	NBAC	The NASDAQ Stock Market LLC
Warrants	NBACW	The NASDAQ Stock Market LLC
Units	NBACU	The NASDAQ Stock Market LLC
Rights	NBACR	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No  ☐

At June 30, 2019, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s ordinary shares as of March 27, 2020 was 7,460,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NEWBORN ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2019

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Introduction

Newborn Acquisition Corp. is a Cayman Islands exempted company incorporated on April 12, 2019 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic location, although we intend to focus on operating businesses in Asia (excluding China) and the United States.

On February 19, 2020, the Company consummated its initial public offering (“IPO”) of 5,750,000 units (which includes full exercise of the underwriter’s over-allotment option) (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right (“Right”) to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an Initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000 (including full exercise of the underwriter’s over-allotment option). The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, which the underwriter simultaneously exercised in full with the consummation of the IPO.

On February 19, 2020, simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) with NeoGenesis Holding Co. Ltd. (“Sponsor”), a Cayman Islands entity that is owned and controlled by Wenhui Xiong, of 272,500 units as the underwriter exercised the over-allotment option in full (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,725,000. The Private Units are identical to the Units sold in the IPO, except that the warrants underlying the Private Units (i) may be exercised on a cashless basis at the holder’s option and (ii) will not be redeemable by the Company, in each case as long as they are held by our Sponsor or its permitted transferees. Additionally, because the Private Units were issued in a private transaction, our Sponsor and its permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the Ordinary Shares issuable upon exercise of such warrants is not effective and receive unregistered Ordinary Shares. Additionally, our Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement relating to the IPO) until the completion of the Company’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the Private Units.

A total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the Private Placement were placed in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by February 19, 2021 (or August 19, 2021, as applicable).

Competitive strengths

We believe that our management team is well positioned to identify and implement attractive business combination opportunities in an efficient manner. Through our management team’s network, we intend to execute a business combination and ultimately create returns for our shareholders through organic growth and/or follow-on acquisitions. Our management team is led by Wenhui Xiong.

We will seek to capitalize on the experience and networks of our management team, Mr. Wenhui Xiong, Mr. Jianjun Nie, Mr. H. David Sherman, Mr. Jianzhong Lu and Ms. Li Wan. Our team consists of seasoned and experienced professionals who have experience in equity investments, finance, business operations and management, as well as deal negotiation. We believe our team has the ability to source attractive deals and find good investment opportunities from private and public sources in their networks. Wenhui Xiong, our Chairman and Chief Executive Officer, has over twenty years of experience in the financial and equity investment industry. He has established a strong network of investment institutions and business connections, which we believe can help us to identify attractive targets and negotiate a transaction that benefits our shareholders. Other members of our management also have extensive experience in sourcing and evaluating potential investment targets, and have developed a proprietary network of business leaders, investors and intermediaries that we believe can generate deal flow for us. H. David Sherman is a professor at Northeastern University specializing in financial and management accounting, with experience serving on the board and as audit committee chair for several public companies, including Dunxin Financial Holdings Ltd. (AMEX:DXF), Kingold Jewelry Inc. (NASDAQ: KGJI), and China HGS Real Estate Inc. (NASDAQ: HGSH). Professor Sherman was an Academic Fellow at the U.S. Securities and Exchange Commission in the Division of Corporate Finance’s Office of Chief Accountant. Jianzhong Lu is a financial expert with over thirty years of experience on listed companies, including auditing, due diligence, internal control, risk management and budget management. He was previously an Audit Partner of PricewaterhouseCoopers. Li Wan has over twenty years of experiences in private equity investment, professional accounting firm, corporate financial house and enterprises. With their support, we intend to conduct a disciplined process of deal origination and evaluation, due diligence, and investment.

Our management team’s past performance is not an assurance that we will be able to identify an appropriate candidate for our initial business combination or achieve success with respect to the business combination we intend to consummate, and the members of our management team, other than Mr. Sherman, do not have previous experience with special purpose acquisition companies or blank check companies. However, we believe that the skills and professional network of our management team will enable us to identify, structure and consummate a business combination.

Effecting an Acquisition Transaction

Our acquisition strategy will be to capitalize on the strengths of our management team to allow us to identify businesses that have the capacity for cash flow creation, opportunity for operational improvement, robust company fundamentals, and qualified and driven management teams. Our deal sourcing process will leverage our management team’s business knowledge, industry expertise and deep network of relationships that we expect will provide us with a pipeline of acquisition candidates. Moreover, we anticipate introductions to potential acquisition candidates through various unaffiliated sources, including venture capital funds, private equity funds, leveraged buyout funds, investment bankers, management buyout funds, and other members of the financial community, as well as attorneys and accountants. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm or independent investment banking firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Our efforts to identify a potential target business will not be limited to a specific industry or country; however we intend to focus on targeting businesses in Asia (excluding China) and the United States. We shall not undertake our initial business combination with any entity with its principal business operations in China.

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limiting our ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers.

Shareholder Approval of Business Combination

In connection with the a proposed business combination, we will seek shareholder approval. At the meeting called for such purpose, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable). Our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if only a quorum is present at the meeting at which we seek shareholder approval of a proposed business combination, we would need only 125,001 of our public shares (or approximately 2.5% of our public shares) to be voted in favor of the transaction in order to have such transaction approved.

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase Units or Ordinary Shares from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of Ordinary Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The conversion rights will be effected under our amended and restated memorandum and articles of association and Cayman Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Our initial shareholders, officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to the IPO, in the IPO or in the aftermarket.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the holder, and effectively redeemed by us under Cayman Islands law, the transfer agent will then update our Register of Members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise conversion rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation if No Business Combination

If the Company is not able to consummate an Initial Business Combination before February 19, 2021 (or August 19, 2021 by extension), the Company will commence an automatic winding up, dissolution and liquidation, unless the Company seeks and receives the consent of its’ shareholders to otherwise extend the life of the Company. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

The amount in the trust account (less approximately $575 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Law will be treated as share premium which is distributable under the Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our Sponsor has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private units and to vote their insider shares and private shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our Warrants or Rights, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share distribution from the trust account would be $10.00.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Wenhui Xiong, a member of our Board of Directors, agreed that, if we liquidate the trust account prior to the consummation of a business combination, he will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that he will be able to satisfy those obligations if he is required to do so. Accordingly, the actual per-share distribution could be less than $10.00 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.00 per share.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to convert public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding Warrants, Rights and unit purchase options and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting discounts and commissions to Chardan Capital Markets LLC upon consummation of our initial business combination;

●	our obligation to either repay or issue units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at Room 801, Building C, SOHO Square, No, 88, Zhongshan East 2nd Road, Huangpu District, Shanghai, China. Our Sponsor is providing us this space free of charge. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “NBACU” on February 14, 2020.

Holders of Record

At December 31, 2019, there were 1,437,500 of our ordinary shares issued and outstanding held by 4 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On February 19, 2020, the Company consummated its IPO of 5,750,000 Units (which includes full exercise of the underwriter’s over-allotment option) . Each Unit consists of one Ordinary Share , one Warrant entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an Initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000 (including full exercise of the underwriter’s over-allotment option). The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, which the underwriter simultaneously exercised in full with the consummation of the IPO.

On February 19, 2020, simultaneously with the closing of the IPO, the Company consummated a Private Placement with NeoGenesis Holding Co. Ltd. (“Sponsor”), a Cayman Islands entity that is owned and controlled by Wenhui Xiong, of 272,500 units as the underwriter exercised the over-allotment option in full (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,725,000. The Private Units are identical to the Units sold in the IPO, except that the warrants underlying the Private Units (i) may be exercised on a cashless basis at the holder’s option and (ii) will not be redeemable by the Company, in each case as long as they are held by our Sponsor or its permitted transferees. Additionally, because the Private Units were issued in a private transaction, our Sponsor and its permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the Ordinary Shares issuable upon exercise of such warrants is not effective and receive unregistered Ordinary Shares. Additionally, our Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement relating to the IPO) until the completion of the Company’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the Private Units.

A total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the private placement were placed in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by February 19, 2021 (or August 19, 2021, as applicable).

We paid a total of $1,725,000 in underwriting discounts and commissions and $514,910 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We were formed on April 12, 2019 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic location, although we intend to focus on operating businesses in Asia (excluding China) and the United States.. We have not selected any target business for our initial business combination.

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limiting our ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers..

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On February 19, 2020, the Company consummated its IPO of 5,750,000 Units (which includes full exercise of the underwriter’s over-allotment option) . Each Unit consists of one Ordinary Share, one Warrant entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an Initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000 (including full exercise of the underwriter’s over-allotment option). The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, which the underwriter simultaneously exercised in full with the consummation of the IPO. On February 19, 2020, simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) with NeoGenesis Holding Co. Ltd. (“Sponsor”), a Cayman Islands entity that is owned and controlled by Wenhui Xiong, of 272,500 units as the underwriter exercised the over-allotment option in full (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,725,000. The Private Units are identical to the Units sold in the IPO, except that the warrants underlying the Private Units (i) may be exercised on a cashless basis at the holder’s option and (ii) will not be redeemable by the Company, in each case as long as they are held by our Sponsor or its permitted transferees. Additionally, because the Private Units were issued in a private transaction, our Sponsor and its permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the Ordinary Shares issuable upon exercise of such warrants is not effective and receive unregistered Ordinary Shares. Additionally, our Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement relating to the IPO) until the completion of the Company’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the Private Units.

As of February 19, 2020, a total of $57,500,000 of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to April 12, 2019 was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from April 12, 2019 (inception) through December 31, 2019, we had a net loss of $4,578, which mainly consisted of formation and operating costs (not charged against shareholders’ equity).

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $108,667, available for working capital needs.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, advances from our sponsor and an affiliate of our sponsor in an aggregate amount of $280,000, which was cancelled in connection with the Private Placement and not outstanding as of February 19, 2020, and, following the IPO, the remaining net proceeds from our IPO and Private Placements.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, and any additional funding from our sponsor’s promissory note commitment, to acquire a target business or businesses and to pay our expenses relating thereto, including a cash fee equal to 2.5% of the gross proceeds of the IPO payable to the representative of the underwriters upon consummation of our initial business combination for assisting us in connection with such business combination. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the approximately $500,000 outside of our trust account after IPO combined with the additional funding available from our sponsor’s promissory note commitment, will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

 If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our audited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of December 31, 2019. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 27, 2020.

Name	Age	Position
Wenhui Xiong	39	Chairman and Chief Executive Officer
Jianjun Nie	37	Chief Financial Officer and Director
H. David Sherman	71	Independent Director
Jianzhong Lu	65	Independent Director
Li Wan	51	Independent Director

Below is a summary of the business experience of each of our executive officers and directors

Wenhui Xiong has served as our Chairman and Chief Executive Officer and as a member of our board of directors since the company’s inception in April 2019. Mr. Xiong has over eight years of experience in equity investment management and thirteen years of experience in financial management. Mr. Xiong has extensive experience in equity investment, corporate strategy development, finance and acquisition, business operations and financial management. Mr. Xiong has served as Chief Executive Officer of Shanghai Jiusongshanhe Equity Investment Fund Management Co., Ltd., since May 2016. Mr. Xiong served as a fund manager at Ningsheng Financial Information Service (Shanghai) Co. Ltd. from December 2015 to April 2016, and as a deputy general manager at Shanghai Longde Equity Investment Fund Management Co. Ltd. from November 2013 to November 2014. From November 2014 to December 2015, Mr. Xiong served as Chief Executive Officer of Shanghai Juncheng Equity Investment Fund Management Co., Ltd. From November 2012 to November 2013, he served as Vice President of Shanghai Yirong Equity Investment Fund Management Co., Ltd. From June 2012 to November 2012, Mr. Xiong served as Investment Director of Shanghai Guodu Equity Investment Fund Management Co., Ltd. From June 2011 to June 2012, Mr. Xiong served as Investment Director of Xiaolei Precise Instrument Shanghai Co., Ltd. From June 1998 to July 2011, Mr. Xiong served as Financial Controller of Shanghai Chuanqi Foods Co., Ltd. Mr. Xiong studied business administration at East China University of Science and Technology and graduated in 2007.

Jianjun Nie has served as our Chief Financial Officer and as a member of our board of directors since June 2019. Mr. Nie’s experience includes financial management, strategy implementation, business operation, sales and customer relationship maintenance. Mr. Nie has served as Chief Financial Officer of Shanghai Jiusongshanhe Equity Investment Fund Management Co., Ltd. since October 2017. From February 2005 to October 2017, Mr. Nie served as Regional Sales Manager of Northeast Region of China of Changsha Zoomlian Firefighting Equipment Co., Ltd, a national firefighting equipment manufacturer and distributor in China.

H. David Sherman, MBA, DBA, CPA has served as an Independent Director of Newborn Acquisition Corp. since September 2019. Professor Sherman has been a professor at Northeastern University since 1985, specializing in, among other areas, financial and management accounting, global financial statement analysis and contemporary accounting issues. Professor Sherman has served as Trustee and Chair of Finance Committee for American Academy of Dramatic Arts, the oldest English language acting school in the world, since January 2014, and as Board member and Treasurer for D-Tree International, a non-profit organization that develops and supports electronic clinical protocols to enable health care workers worldwide to deliver high quality care since July 2010. Professor Sherman served on the board and as audit committee chair for Dunxin Financial Holdings Ltd. (AMEX:DXF) from January 2018 to August 2019, Kingold Jewelry Inc. (NASDAQ: KGJI) from February 2011 to May 2016, China HGS Real Estate Inc. (NASDAQ: HGSH) from January 2010 to August 2012, Agfeed Corporation from January 2012 to November 2014, and China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business in China, from 2007 through 2008. Professor Sherman was previously on the faculty of the Sloan School of Management at Massachusetts Institute of Technology (MIT) and also, among other academic appointments, held an adjunct professorship at Tufts Medical School and was a visiting professor at Harvard Business School (2015). From 2004 to 2005, Professor Sherman was an Academic Fellow at the U.S. Securities and Exchange Commission in the Division of Corporate Finance’s Office of Chief Accountant. Professor Sherman received his A.B. in Economics from Brandeis University and both an MBA and doctoral degrees from Harvard Business School. He is a Certified Public Accountant and previously practiced with Coopers & Lybrand. Professor Sherman’s research has been published in management and academic journals including Harvard Business Review, Sloan Management Review, Accounting Review and European Journal of Operations Research. We believe Professor Sherman is qualified to serve as a member of the board due to his experience in financial accounting and serving on the board of public companies.

Jinzhong Lu has served as an Independent Director of Newborn Acquisition Corp. since August 2019. Mr. Lu has served as certified public accountant in Dahua Certified Public Accountants Co., Ltd. since October 2016. From June 2014 to September 2016, Mr. Lu was a Partner of Zhongxinghua Accounting Firm. From October 2013 to May 2014, Mr. Lu served as Marketing Director of Shanghai branch of Daxin Accounting Firm. From July 2012 to September 2013, Mr. Lu served as Partner of Shanghai De’an Accounting Firm. From September 1997 to June 2012, Mr. Lu served as a Partner in the Audit Department of Pricewaterhousecoopers Zhongtian Accounting Firm. From September 1986 to August 1997, Mr. Lu served as a Lecturer and Associate Professor in the Finance and Accounting Department of Shanghai Maritime University. From December 1982 to August 1986, Mr. Lu worked as Accountant of financial department of Shanghai Daily Hardware Industry Company. Mr. Lu was an external expert of Asset Securitization Research Group of the Development Research Center of the State Council of PRC from August 2016 to October 2017, and a member of the expert group of the Evaluation and Assessment of Economic Indicators of State-owned Enterprises at the Ministry of Finance of PRC from October 2014 to May 2015. Mr. Lu has extensive experience working with listed companies, including auditing, internal control, risk management and budget management. Mr. Lu is a Certified Public Account of China. Mr. Lu received his bachelor’s degree in accounting from Shanghai University of Finance and Economics in 1982. We believe Mr. Lu is qualified to serve as a member of the board due to his business experience and accounting background.

Li Wan has served as an Independent Director of Newborn Acquisition Corp. since May 2019. Ms. Wan has over twenty years of working experiences in various industries, including the private equity investment, corporate financial management and professional accounting firm. Since January 2016, Ms. Wan has been Partner of Shenzhen Zhuoyuan Capital Co., Ltd., a Shenzhen-based independent private equity investment firm focused on capital investments in companies in various industries with significant operations in Greater China. From August 2014 until June 2015, Ms. Wan was the Chief Financial Officer and Corporate Secretary of Deyu Agriculture Corp., a vertically integrated producer, processor, marketer and distributor of organic and other agricultural products made from corn and grains operating in Shanxi Province in China. From July 2011 through August 2014, Ms. Wan served as the Financial Controller for Deyu Agriculture Corp. Prior thereto, Ms. Wan worked as an Associate Director at KTO Corporate Finance Co. Ltd., during which time she participated in a number of cross-border transactions. From October 2004 to June 2009, Ms. Wan worked for Deloitte & Touche Financial Advisory Services Limited as an M&A Transaction Service Manager. From January 1992 until September 2004, Ms. Wan worked at three accounting firms, most recently as an Audit Senior Associate at Deloitte Touche Tohmatsu CPA Ltd Shenzhen Branch. Ms. Wan studied mechanical manufacture & equipment design at Wuhan Broadcasting and Television University, China from and graduated in 1989. She also studied for the course of the Association of Chartered Certified Accountants at Emile Woolf Colleges, London, United Kingdom from 2000 to 2003. She is a fellow of Association of Chartered Certified Accountants and passed all the examinations of Certified Public Accountants of China. We believe Ms. Wan is qualified to serve as a member of the board due to her experience in investment industry and mergers and acquisitions transactions.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “— Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on February 13, 2020.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee was not established until the closing of the IPO and therefore held no meetings in 2019.

The members of the Audit Committee are Jianzhong Lu, H. David Sherman and Li Wan, each of whom is an independent director under NASDAQ’s listing standards. Jianzhong Lu is the Chairperson of the audit committee. The Board has determined that Jianzhong Lu qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating Committee was not established until the closing of the IPO and therefore held no meetings in 2019.

The members of the Nominating Committee are Jianzhong Lu, H. David Sherman and Li Wan, each of whom is an independent director under NASDAQ’s listing standards. Jianzhong Lu is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee was not established until the closing of the IPO and therefore held no meetings in 2019.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Jianzhong Lu, H. David Sherman and Li Wan, each of whom is an independent director under NASDAQ’s listing standards. Jianzhong Lu is the Chairperson of the Compensation Committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under Cayman Islands law, directors owe the following fiduciary duties:

●	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not properly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Name of Individual	Name of Affiliated Company	Industry of Affiliated Company	Affiliation
Wenhui Xiong	Shanghai Jiusongshanhe Equity Investment Fund Management Co., Ltd.	Investment	Chief Executive Officer
Jianjun Nie	Shanghai Jiusongshanhe Equity Investment Fund Management Co., Ltd.	Investment	Chief Financial Officer
Jianzhong Lu	Dahua Certified Public Accountants Co., Ltd.	Accounting Firm	Certified Public Accountant
Li Wan	Shenzhen Zhuoyuan Capital Co., Ltd.	Investment	Partner

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO. If they purchased ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial shareholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

As we were not public in 2019, no person had any filing requirements pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 27, 2020 the number of Ordinary Shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 27, 2020, we had 7,460,000 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the Warrants or conversion of Rights, as the warrants are not exercisable within 60 days of March 27, 2020 and the rights are not convertible within 60 days of 27, 2020.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Wenhui Xiong(3)	1,645,312	22.1%
Jianjun Nie	14,375	*
Jianzhong Lu	—	—
H. David Sherman	43,125	*
Li Wan	7,188	*
NeoGenesis Holding Co., Ltd.(2)	1,645,312	22.1%
Boothbay Absolute Return Strategies LP(3)	465,000	6.2%
Boothbay Fund Management, LLC(3)	465,000	6.2%
Ari Glass(3)	465,000	6.2%
MMCAP International Inc. SPC(4)	500,000	6.7%
MM Asset Management Inc.(5)	500,000	6.7%
All directors and executive officers (4 individuals) and the sponsor as a group	1,710,000	22.9%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Newborn Acquisition Corp., Room 801, Building C, SOHO Square, No. 88, Zhongshan East 2nd Road, Huangpu District, Shanghai, 200002, China.
(2)	Wenhui Xiong owns and controls NeoGenesis Holding Co., Ltd.
(3)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 140 East 45th Street, 14th Floor, New York, NY 10017. Ari Glass serves as the Managing Member of Boothbay Fund Management, LLC.
(4)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Island.
(5)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 161 Bay Street, TD Canada Trust Tower, Ste 2240, Toronto, ON, M5J 2S1, Canada.

All of the insider shares issued and outstanding prior to the IPO were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation), (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial shareholders will receive any portion of the liquidation proceeds with respect to their insider shares.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

Our Sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the Federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of May 31, 2019, we issued an aggregate of 1,150,000 ordinary shares to our initial shareholders other than Richard D. Propper, M.D. NeoGenesis Holding Co., Ltd. subsequently sold 34,500 ordinary shares to Mr. Propper, which were subsequently sold back to NeoGenesis Holding Co., Ltd. upon Mr. Propper’s resignation from the Board of Directors on September 23, 2019. On September 23, 2019, NeoGenesis Holding Co., Ltd. sold 34,500 ordinary shares to H. David Sherman. We subsequently declared a share dividend of 0.25 shares for each outstanding share, resulting in 1,437,500 ordinary shares being outstanding. The aggregate purchase price for the insider shares was $25,000, or approximately $0.017 per share.

On February 19, 2020, simultaneously with the closing of the IPO, the Company consummated the Private Placement with our Sponsor of 272,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,725,000.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

The holders of our insider shares issued and outstanding on the date of the IPO, as well as the holders of the private units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private units or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial shareholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, officers or directors who owned our ordinary shares prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the period from April 12, 2019 (inception) through December 31, 2019, the firm of Marcum Bernstein & Pinchuk LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum Bernstein & Pinchuk LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Bernstein & Pinchuk LLP in connection with regulatory filings. The aggregate fees billed by Marcum Bernstein & Pinchuk LLP for professional services rendered for the audit of our financial statements, review of the financial information included the registration statement totaled $27,215.

Audit-Related Fees. We did not pay Marcum Bernstein & Pinchuk LLP for consultations concerning financial accounting and reporting standards during the year ending December 31, 2019.

Tax Fees. We did not pay Marcum Bernstein & Pinchuk LLP for tax planning and tax advice for the year ending December 31, 2019.

All Other Fees. We did not pay Marcum Bernstein & Pinchuk LLP for other services for the year ending December 31, 2019.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2019, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents
(2)	Not applicable

(b) Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such materials can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 13, 2020, by and between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 4, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 4, 2020)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 4, 2020)

4.5	Warrant Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

4.6	Rights Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

4.7	Unit Purchase Option, dated February 19, 2020, between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.2	Investment Management Trust Account Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.3	Stock Escrow Agreement, dated February 13, 2020, among the Registrant, Continental Stock Transfer & Trust Company, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.4	Registration Rights Agreement, dated February 13, 2020, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.5	Form of Subscription Agreement among the Registrant and the Initial Shareholders (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBORN ACQUISITION CORP.

Dated: March 30, 2020	By:	/s/ Wenhui Xiong
	Name:	Wenhui Xiong
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wenhui Xiong	Chief Executive Officer and Director	March 30, 2020
Wenhui Xiong	(Principal Executive Officer)

/s/ Jianjun Nie	Chief Financial Officer and Director	March 30, 2020
Jianjun Nie	(Principal Accounting and Financial Officer)

/s/ H. David Sherman	Independent Director	March 30, 2020
H. David Sherman

/s/ Jianzhong Lu	Independent Director	March 30, 2020
Jianzhong Lu

/s/ Li Wan	Independent Director	March 30, 2020
Li Wan

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 13, 2020, by and between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 4, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 4, 2020)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 4, 2020)

4.5	Warrant Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

4.6	Rights Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

4.7	Unit Purchase Option, dated February 19, 2020, between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.2	Investment Management Trust Account Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.3	Stock Escrow Agreement, dated February 13, 2020, among the Registrant, Continental Stock Transfer & Trust Company, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.4	Registration Rights Agreement, dated February 13, 2020, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.5	Form of Subscription Agreement among the Registrant and the Initial Shareholders (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

NEWBORN ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Newborn Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Newborn Acquisition Corp. (the “Company”) as of December 31, 2019, the related statements of operations, changes in shareholders’ equity and cash flows for the period from April 12 (inception) through December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period from April 12 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

Beijing, China

March 30, 2020

We have served as the Company’s auditor since 2019.

BEIJING OFFICE • Unit 2419-2422 • Kerry Center South Tower • 1 Guang Hua Road • Chaoyang District, Beijing • 100020

Phone 8610.8518.7992 • Fax 8610.8518.7993 • www.marcumbp.com

Newborn Acquisition Corp.

Balance Sheet

December 31, 2019

ASSETS

Current assets-cash	$108,667
Deferred offering costs	220,996
Total Assets	$329,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued payables	$29,241
Note payable to related party	280,000
Total Liabilities	309,241

Commitments and Contingencies

Shareholders’ Equity
Preferred share, 1,000,000 shares authorized, none issued or outstanding	-
Ordinary share, $.0001 par value, 100,000,000 shares authorized , 1,437,500 Ordinary shares issued and outstanding(1)	144
Additional paid- in capital	24,856
Accumulated deficit	(4,578)
Total Shareholders’ Equity	20,422

Total Liabilities and Shareholders’ Equity	$329,663

(1)	This number includes an aggregate of up to 187,500 ordinary shares of ordinary share that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

The accompanying notes are an integral part of the financial statements.

Newborn Acquisition Corp.

Statement of Operations

For the period from April 12, 2019 (Inception) through December 31, 2019

Formation, general and administrative expenses	$4,578
Net loss	(4,578)

Basic and diluted weighted average shares outstanding(1)	1,250,000

Basic and diluted net loss per share	$(0.00)

(1)	This number excludes an aggregate of up to 187,500 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

The accompanying notes are an integral part of the financial statements.

Newborn Acquisition Corp.

Statement of Changes in Shareholders’ Equity

For the period from April 12, 2019 (Inception) through December 31, 2019

			Additional		Total
	Ordinary Shares(1)		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, April 12, 2019 (Inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to initial shareholders in May 2019	1,150,000	115	24,885	-	25,000
Share dividend of 0.25 shares for each outstanding share in December 2019	287,500	29	(29)	-	-
Net loss	-	-	-	(4,578)	(4,578)
Balances, December 31, 2019	1,437,500	$144	$24,856	$(4,578)	$20,422

The accompanying notes are an integral part of the financial statements.

Newborn Acquisition Corp.

Statements of Cash Flows

For the period from April 12, 2019 (Inception) through December 31, 2019

Cash flow from operating activities
Net loss	$(4,578)
Change in operating assets and liabilities:
Change in accrued payables	4,030
Net cash used in operating activities	(548)

Cash flow from financing activities
Proceeds from note payable to related party	280,000
Proceeds from sale of ordinary shares	25,000
Payment of deferred offering costs	(195,785)
Net cash provided by financing activities	109,215

Net increase in cash	108,667
Cash at beginning of period	-
Cash at end of period	$108,667

The accompanying notes are an integral part of the financial statements.

Newborn Acquisition Corp.
Notes to Financial Statements

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration

Newborn Acquisition Corp. (the “Company”) was incorporated in Cayman Islands on April 12, 2019 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although the Company initially intends to focus on operating businesses in Asia (excluding China) and the United States.

At December 31, 2019, the Company had not yet commenced any operations. All activity through December 31, 2019 relates to the Company’s formation and the proposed public offering described below. The Company has selected December 31 as its fiscal year-end.

Financing

The registration statement for the Company’s public offering (as described in Note 3) (the “Registration Statement”) was declared effective by the United States Securities and Exchange Commission (“SEC”) on February 13, 2020. The Company consummated the public offering on February 19, 2020. The public offering consisted of 5,750,000 units (which includes the full exercise of the over-allotment option by the underwriters in the public offering) at $10.00 per unit (the “Public Units”). Concurrently with the public offering, the Company sold to its sponsor 272,500 units at $10.00 per unit (the “Private Units”) in a private placement (as described in Note 4). The Company received net proceeds of approximately $57,989,380.

Trust Account

Upon the closing of the public offering and the private placement, $57,500,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee.

The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within 12 months from the closing of the public offering (or 18 months if extended as provided in the prospectus for the public offering). Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

Business Combination

Pursuant to Nasdaq listing rules, the Company’s initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the Trust Account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test.

The Company currently anticipates structuring a Business Combination to acquire 100% of the equity interests or assets of the target business or businesses. The Company may, however, structure a Business Combination where the Company merges directly with the target business or where the Company acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but the Company will only complete such Business Combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

The Company will either seek shareholder approval of any Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. These shares will be recorded at redemption value and classified as temporary equity upon the completion of the public offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if shareholder approval is sought, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company will be required to approve the Business Combination.

In connection with any shareholder vote required to approve any Business Combination, the shareholders immediately prior to public offering (“Initial Shareholders”) have agreed (i) to vote any of their respective shares, including the ordinary shares sold to the Initial Shareholders in connection with the organization of the Company (the “Initial Shares”), ordinary shares included in the Private Units sold in the private placement, and any ordinary shares which were initially issued in connection with the public offering, whether acquired in or after the effective date of the public offering, in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

Liquidation

Pursuant to the Company’s Certificate of Incorporation, if the Company is unable to complete its initial Business Combination within 12 months from the date of the public offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, dissolve and liquidate. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 12 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated articles of incorporation and the trust agreement, in order to extend the time available for the Company to consummate its initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share), on or prior to the date of the applicable deadline, up to an aggregate of $1,150,000, or $0.20 per share. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial Business Combination, or, at the lender’s discretion, converted upon consummation of the Company’s Business Combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial Business Combination. In the event that the Company receives notice from its insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate its initial Business Combinations, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a pro rata portion of the amount then in the Trust Account. Holders of rights will receive no proceeds in connection with the liquidation. The Initial Shareholders and the holders of Private Units will not participate in any redemption distribution with respect to their Initial Shares and Private Units, including the Ordinary Shares included in the Private Units.

To the extent that the Company is unable to consummate a Business Combination, it will pay the costs of liquidation from the remaining assets outside of the Trust Account. If such funds are insufficient, NeoGenesis Holding Co., Ltd., the Company’s sponsor, has agreed to pay the funds necessary to complete such liquidation and have agreed not to seek repayment of such expenses.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2019.

Deferred Offering Costs

Deferred offering costs consist principally of legal, underwriting fees and other costs incurred through the balance sheet date that are directly related to the proposed public offering and that will be charged to shareholders’ equity upon the receipt of the capital raised. Should the proposed public offering prove to be unsuccessful, these deferred costs as well as additional expenses to be incurred will be charged to operations.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-termnature.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Loss per share

Loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. Weighted average shares was reduced for the effect of an aggregate of 187,500 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

At December 31, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary Shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on April 12, 2019, the evaluation was performed for upcoming 2019 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero and it has no deferred tax assets. The Company is considered to be an exempted Cayman Islands Company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 —Public Offering

Public Unit

On February 19, 2020, the Company sold 5,750,000 units at a price of $10.00 per Public Unit in the public offering (which includes the full exercise of the underwriter’s over-allotment option). Each Unit consists of one share of ordinary shares in the Company, one warrant (“Warrant”) and one right (“Right”) (see Note 7).

The Company paid an up-front underwriting discount of $1,725,000 (3.0%) of the per unit offering price to the underwriter at the closing of the public offering, with an additional fee of $1,437,500 (the “Deferred Discount”) of 2.5% of the gross offering proceeds payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close a Business Combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount.

Purchase Option

On February 19, 2020, the Company sold to the underwriters, for $100, a unit purchase option to purchase up to a total of 316,250 units at $11.50 per Unit (or an aggregate exercise price of $3,636,875) commencing on the close of the consummation of a Business Combination. The unit purchase option expires on February 19, 2025. The units issuable upon exercise of this option are identical to the Units being offered in the public offering. The Company has agreed to grant to the holders of the unit purchase option, demand and “piggy back” registration rights for periods of five and seven years, respectively, from February 19, 2020, including securities directly and indirectly issuable upon exercise of the unit purchase option.

The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the public offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $428,906 using a Black-Scholes option-pricing model adjusted for the likelihood of a completed Business Combination. The fair value of the unit purchase option granted to the placement agent is estimated as of the date of grant using the following assumptions: (1) expected volatility of 31.00%, (2) risk-free interest rate of 2.19% and (3) expected life of five years, (4) estimated possibility of 52.1% for consummation of initial Business Combination.

Note 4 — Private Placement

On February 19, 2020, NeoGenesis Holding Co., Ltd., the Company’s sponsor, purchased an aggregate of 272,500 Private Units at $10.00 per Private Unit.

The Private Units are identical to the Units sold in the public offering, except that the private warrants are not redeemable so long as they are held by the purchaser or its permitted transferees. Additionally, the holders of the Private Units have agreed (A) to vote the shares underlying their Private Units in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting Public Shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any shares underlying the Private Units into the right to receive cash from the Trust Account in connection with a shareholder vote to approve an initial Business Combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to shareholders’ rights or pre-Business Combination activity or sell their shares to the Company in connection with a tender offer the Company engages in and (D) that the shares underlying the Private Units shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. The purchasers have also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to transferees that agree to the same terms and restrictions) until the completion of an initial Business Combination.

Note 5 — Related Party Transactions

On May 17, 2019, the Company issued a $280,000 principal amount unsecured promissory note to the Company’s Chairman and Chief Executive Officer. The note was non-interest bearing and payable on the consummation of the public offering or the date on which the Company determines not to conduct an initial public offering of its securities. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. On February 19, 2020, the $280,000 loan was converted into part of the subscription of $2,725,000 private placement at a price of $10.00 per unit. The note was canceled and no amount are owed under the note.

The Company currently maintains the principal executive offices at Room 801, Building C, SOHO Square, No. 88 Zhongshan East 2nd Road, Huangpu District, Shanghai, 200002, China. This space is being provided to the Company by Wenhui Xiong, the Company’s Chairman and Chief Executive officer, at no cost to the Company. The Company considers the current office space, combined with the other office space otherwise available to the Company’s executive officers, adequate for current operations.

Note 6 — Commitments

Deferred Underwriter Commission

The Company is committed to pay the Deferred Discount of 2.50% of the gross offering proceeds, in the amount of $1,437,500 of the public offering, to the underwriter upon the Company’s consummation of the Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount, and has waived its right to receive the Deferred Discount if the Company does not close a Business Combination.

Warrant Solicitation Fee

The Company has agreed to pay Chardan Capital Markets, LLC a warrant solicitation fee of five percent (5%) of the exercise price of each public Warrant exercised during the period commencing February 19, 2021, including Warrants acquired by securityholders in the open market, but excluding Warrants exercised during the 30-day period following notice of a proposed redemption. The warrant solicitation fee will be payable in cash. There is no limitation on the maximum warrant solicitation fee payable to Chardan Capital Markets, LLC, except to the extent it is limited by the number of public warrants outstanding.

Right of First Refusal

Subject to certain conditions, the Company granted Chardan, for a period of 15 months after the date of the consummation of the Company’s Business Combination, a right of first refusal to act as lead underwriters or minimally as a co-manager, with at least 30% of the economics; or, in the case of a three-handed deal 20% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the Registration Statement.

Registration Rights

The Initial Shareholders will be entitled to registration rights with respect to their Initial Shares, as well as the holders of the Private Units and holders of any securities issued to the Company’s Initial Shareholders, officers, directors or their affiliates in payment of working capital loans or extension loans made to the Company, will be entitled to registration rights with respect to the Private Units (and underlying securities), pursuant to an agreement signed on the effective date of the public offering. The holders of the majority of the Initial Shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Units (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 7 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. No preferred shares were issued as of December 31, 2019.

Ordinary shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share.

On May 17, 2019, 1,150,000 ordinary shares were sold to the Initial Shareholders for an aggregate of $25,000. The Company subsequently declared a share dividend of 0.25 shares for each outstanding share, resulting in 1,437,500 ordinary shares being outstanding. All share and per-share amounts have been retroactively restated to reflect the share dividend. All of these shares were placed in escrow until (1) with respect to 50% of the shares, the earlier of six months after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s Ordinary Shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of an initial Business Combination, or earlier, in either case, if, subsequent to an initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their shares for cash, securities or other property.

At December 31, 2019, there were 1,437,500 shares of ordinary shares issued and outstanding. This amount includes 187,500 shares subject to forfeiture to the extent the underwriter’s over-allotment option was not exercised in full. On February 19, 2017, the underwriter fully exercised the over-allotment (see Note 8).

Warrants

Each Warrant entitles the holder to purchase one-half share of ordinary Shares at a price of $11.50 per share commencing on the later of the Company’s completion of its initial Business Combination or 12 months from the closing of the offering, and expiring five years from after the completion of an initial Business Combination. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $16.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such Warrants during the 30 day redemption period. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold and issued in the public offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. If an initial Business Combination is not consummated, the Warrants will expire and will be worthless.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.50 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination, and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Price”) is below $9.50 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Price, and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the Market Price.

Rights

Each Right will entitle the holder to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial Business Combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, an investor must hold Rights in multiples of 10 in order to receive shares for all of its Rights upon closing of a Business Combination. If the Company is unable to consummate a Business Combination, the Company will redeem 100% of the Public Shares issued in the public offering using the funds in the Trust Account as described in Note 1. There are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of the Company’s initial Business Combination. Additionally, in no event will the Company be required to net cash settle the Rights. In such events, the Rights will expire and will be worthless. Since the Company is not required to net cash settle the Rights and the Rights are convertible upon the consummation of an initial Business Combination, the Management determined that the Rights are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares and Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares and Rights is based on the closing price paid by investors.

Note 8 — Subsequent Events

The Company consummated the public offering on February 19, 2020. The public offering (as described in Note 3) consisted of 5,750,000 units (which includes the full exercise of the over-allotment option by the underwriters in the public offering) at $10.00 per unit. Concurrently with the public offering, the Company sold to its sponsor 272,500 units at $10.00 per unit in a private placement (as described in Note 4). The Company received net proceeds of approximately $57,989,380.

The Company evaluated subsequent events and transactions that occur after the balance sheet date up to the date that the financial statement were available to be issued. Other than as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.