Form 10-Q
period 2020-03-31
Newborn Acquisition Corp
filed 2020-05-14
CIK 1780262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-39230

NEWBORN ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 801, Building C SOHO Square, No. 88 Zhongshan East 2nd Road, Huangpu District Shanghai, China, 200002

(Address of principal executive offices)

+852 3796 2750

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2020, 7,460,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

NEWBORN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

i

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

NEWBORN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets
Cash	$412,970	$108,667
Prepaid expenses	74,764	-
Deferred offering costs	-	220,996
Total Current Assets	487,734	329,663

Cash and marketable securities held in trust account	57,593,672	-
Total Assets	$58,081,406	$329,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued payables	$32,758	29,241
Note payable to related party	-	280,000
Total Current Liabilities	32,758	309,241

Deferred underwriting compensation	1,437,500	-
Total Liabilities	1,470,258	309,241

Commitments and Contingencies
Ordinary share subject to possible redemption; 5,161,114 (at redemption value of $10.00 per share)	51,611,140	-

Shareholders’ Equity
Preferred share, 1,000,000 shares authorized, none issued or outstanding	-	-
Ordinary share, $0.0001 par value, 100,000,000 shares authorized, 2,298,886 and 1,437,500 Ordinary shares issued and outstanding	230	144
Additional paid- in capital	4,961,320	24,856
Retained earnings (accumulated deficit)	38,458	(4,578)
Total Shareholders’ Equity	5,000,008	20,422

Total Liabilities and Shareholders’ Equity	$58,081,406	$329,663

The accompanying notes are an integral part of the unaudited condensed financial statements

NEWBORN ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

For The Three Months
Ended
March 31, 2020

General and administrative expenses	50,636
Loss from operation	$(50,636)
Other income
Interest income on cash and marketable securities held in trust	93,672
Net income	43,036
Less: income attributable to ordinary share subject to redemption	(64,806)
Adjusted net loss(2)	(21,770)
Basic and diluted weighted average shares outstanding (1)	1,839,480
Basic and diluted adjusted net loss per share(2)	$(0.01)

(1)	Excludes an aggregate of up to 5,161,114 ordinary shares subject to redemption at March 31, 2020.
(2)	Excludes income attributable to ordinary shares subject to possible redemption.

The accompanying notes are an integral part of the unaudited condensed financial statements

NEWBORN ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	(Accumulated Deficit)	Total
	Ordinary Shares		Paid- in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity

Balances, April 12, 2019 (Inception)	-	$-	-	$-	$-
Issuance of ordinary shares to initial shareholders	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(4,578)	(4,578)
Balances, December 31, 2019	1,437,500	144	$24,856	(4,578)	20,422

Sales of 272,500 units at $10.00 per unit during the private placement	272,500	27	2,724,973	-	2,725,000
Sales of 5,750,000 units at $10.00 per unit during the public offering	5,750,000	575	57,499,425	-	57,500,000
Underwriters’ discount	-	-	(3,162,500)	-	(3,162,500)
Offering expenses	-	-	(514,910)	-	(514,910)
Sale of underwriter’s unit purchase option	-	-	100	-	100
Proceeds with ordinary shares subject to possible redemption	(5,161,114)	(516)	(51,610,624)	-	(51,611,140)
Net income	-	-	-	43,036	43,036
Balances, March 31,2020	2,298,886	$230	$4,961,320	$38,458	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements

NEWBORN ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For The Three Months
Ended
March 31, 2020

Cash flow from operating activities
Net income	$43,036
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned in trust account	(93,672)
Change in operating assets and liabilities:
Change in prepaid expenses	(74,764)
Change in accrued payables	24,538
Net cash used in operating activities	(100,862)

Cash flows from investing activities
Cash deposited in trust account	(57,500,000)
Net cash provided by (used in) investing activities	(57,500,000)

Cash flow from financing activities
Proceeds from sale of units during the public offering	57,500,000
Proceeds from sale of private placement units during the public offering	2,445,000
Proceeds from sale of underwriter’s unit purchase option	100
Payment of costs of public offering	(2,039,935)
Net cash provided by financing activities	57,905,165

Net increase in cash	304,303
Cash at beginning of period	108,667
Cash at end of period	$412,970

Supplemental disclosure of non-cash financing activities
Repayment of note payable by converting into partial price of private placement	$280,000

The accompanying notes are an integral part of the unaudited condensed financial statements

NEWBORN ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration

Organization and General

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

At March 31, 2020, the Company had not yet commenced any operations. All activities through March 31, 2020 relate to the Company’s formation, the public offering described below and its effort in seeking a target business.

Financing

The registration statement for the Company’s Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on February 13, 2020. The Company consummated the Public Offering on February 19, 2020. The Public Offering consisted of 5,750,000 units (which includes the full exercise of the over-allotment option by the underwriters in the Public Offering) at $10.00 per unit (the “Public Units’). Concurrently with the Public Offering, the Company sold to its sponsor 272,500 units at $10.00 per unit (the “Private Units”) in a private placement (as described in Note 4). The Company received net proceeds of approximately $57,989,380.

Trust Account

Upon the closing of the Public Offering and the private placement, $57,500,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee.

The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within 12 months from the closing of the Public Offering (or 18 months if expended as provided in the prospectus for the Public Offering). Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

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

The Company currently anticipates structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. The Company may, however, structure a business combination where the Company merges directly with the target business or where the Company acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target business management team or shareholders or for other reasons, but the Company will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target business or otherwise owns a controlling interest in the target business sufficient enough for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

The Company will either seek shareholder approval of any Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. These shares will be recorded at redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if shareholder approval is sought, and obtain an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company will be required to approve the business combination.

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim accompanying financial statements have been prepared in accordance with GAAP for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim condensed financial information should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2019.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2020 and December 31, 2019.

Cash and Marketable Securities Held in Trust Account

At March 31, 2020, the assets held in the Trust Account was consisted of $3,420 in money market fund and $57,590,252 in United States Treasury Bills maturing on August 6, 2020.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Public Offering. Accordingly, on February 19, 2020, offering costs totalling $3,677,410 have been charged to shareholders’ equity (consisting of $3,162,500 in underwriters’ fees, plus $514,910 of other cash expenses).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Use of Estimates

The preparation of financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on April 12, 2019, the evaluation was performed for upcoming 2019 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Note 3 —Public Offering

Public Unit

On February 19, 2020, the Company sold 5,750,000 units at a price of $10.00 per Public Unit in the Public Offering (which includes the full exercise of the underwriter’s over-allotment option). Each Unit consists of one share of ordinary shares in the Company, one warrant (“Warrant”) and one right (“Right”) (see Note 8).

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

Purchase Option

On February 19, 2020, the Company sold to the underwriters, for $100, a unit purchase option to purchase up to a total of 316,250 units at $11.50 per Unit (or an aggregate exercise price of $3,636,875) commencing on the close of the consummation of a Business Combination. The unit purchase option expires five years from the effective date of the registration statement relating to the Public Offering. The units issuable upon exercise of this option are identical to the Units being offered in the Public Offering. The Company has agreed to grant to the holders of the unit purchase option, demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of this Public Offering, including securities directly and indirectly issuable upon exercise of the unit purchase option.

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

Note 5 — Related Party Transactions

On May 17, 2019, the Company issued an unsecured promissory note of $280,000 principal amount to the Company’s Chairman and Chief Executive Officer. The note was non-interest bearing and payable on the consummation of the Public Offering or the date on which the Company determines not to conduct an initial public offering of its securities. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. On February 19, 2020, the $280,000 loan was converted into part of the subscription of $2,725,000 private placement at a price of $10.00 per unit. The note was cancelled and no amount is owed under the note.

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

Note 6 – Cash and Marketable Securities Held in Trust Account

As of March 31, 2020, investment securities in the Company’s Trust Account consisted of $3,420 in money market fund and $57,590,252 in United States Treasury Bills maturing on August 6, 2020 with a cost basis of $57,496,581. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Note 7 — Commitments

Deferred Underwriter Commission

The Company is committed to pay the Deferred Discount of 2.5% of the gross offering proceeds, in the amount of $1,437,500 of the Public Offering, to the underwriter upon the Company’s consummation of the Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount, and has waived its right to receive the Deferred Discount if the Company does not close a Business Combination.

Warrant Solicitation Fee

The Company has agreed to pay Chardan Capital Markets, LLC a warrant solicitation fee of five percent (5%) of the exercise price of each public warrant exercised during the period commencing twelve months after the effective date of the registration statement of which this prospectus forms a part, including warrants acquired by securityholders in the open market, but excluding warrants exercised during the 30 day period following notice of a proposed redemption. The warrant solicitation fee will be payable in cash. There is no limitation on the maximum warrant solicitation fee payable to Chardan Capital Markets, LLC, except to the extent it is limited by the number of public warrants outstanding.

Right of First Refusal

Subject to certain conditions, the Company granted Chardan, for a period of 15 months after the date of the consummation of the Company’s business combination, a right of first refusal to act as lead underwriters or minimally as a co-manager, with at least 30% of the economics; or, in the case of a three-handed deal 20% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

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

Note 8 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. No preferred shares were issued as of March 31, 2020.

Ordinary shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share.

On May 17, 2019, 1,150,000 ordinary shares were sold to the Initial Shareholders for an aggregate of $25,000. The Company subsequently declared a share dividend of 0.25 shares for each outstanding share, resulting in 1,437,500 ordinary shares being outstanding. All share and per-share amounts have been retroactively restated to reflect the share dividend. All of these shares will be placed in escrow until (1) with respect to 50% of the shares, the earlier of six months after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s Ordinary Shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of an initial Business Combination, or earlier, in either case, if, subsequent to an initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their shares for cash, securities or other property.

On February 19, 2020, the Company sold 5,750,000 units at a price of $10.00 per Public Unit in the Public Offering and NeoGenesis Holding Co., Ltd., the Company’s sponsor, purchased an aggregate of 272,500 Private Units at $10.00 per Private Unit. Each Public Unit and Private Unit consists of one share of ordinary shares in the Company, one Warrant and one Right.

At March 31, 2020, there were 2,298,886 shares of ordinary shares issued and outstanding excluding 5,161,114 shares subject to possible redemption.

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

Rights

Each Right will entitle the holder to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial Business Combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, an investor must hold Rights in multiples of 10 in order to receive shares for all of its Rights upon closing of a business combination. If the Company is unable to consummate a Business Combination, the Company will redeem 100% of the Public Shares issued in the Public Offering using the funds in the Trust Account as described in Note 1. There are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of the Company’s initial Business Combination. Additionally, in no event will the Company be required to net cash settle the Rights. In such events, the Rights will expire and will be worthless. Since the Company is not required to net cash settle the Rights and the Rights are convertible upon the consummation of an initial Business Combination, the Management determined that the Rights are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares and Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares and Rights will be based on the closing price paid by investors.

Note 9 — Reconciliation of Adjusted Net Loss per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary share subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is:

For The Three Months
Ended
March 31, 2020

Net income	43,036
Less: income attributable to ordinary share subject to redemption(1)	(64,806)
Adjusted net loss	(21,770)
Basic and diluted weighted average shares outstanding (2)	1,839,480
Basic and diluted net loss per share	(0.01)

(1)	Income attributable to ordinary share subject to redemption was calculated in portion of the interest income earned in trust account, which would be distributed to ordinary shareholders at the event they choose to exercise their redemption right at the closing of Initial Business Combination.
(2)	Excludes an aggregate of up to 5,161,114 ordinary shares subject to redemption at March 31, 2020.

Note 10 — Subsequent Events

On April 20, 2020, NeoGenesis Holding Co., Ltd., the Company’s sponsor transferred 100,000 shares of the Company’s ordinary share to Deyin Chen, a special advisor to the Company at a total price of $10.00.

Since January 2020, the outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with the Company whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts the Company’s search for a business combination will depend on future developments, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, which are highly uncertain and cannot be predicted. The Company may be unable to complete a business combination if there are continued concerns relating to COVID-19 restrict travel, limiting the ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers.

The Company evaluated subsequent events and transactions that occur after the balance sheet date up to the date that the financial statement were available to be issued. Other than as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Newborn Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We were formed on April 12, 2019 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on target businesses being operated in Asia (excluding China) and the United States. We intend to utilize cash derived from the proceeds of our initial public offering in effecting our initial business combination.

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if there are continued concerns relating to COVID-19 restrict travel, limiting our ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On February 19, 2020, the Company consummated its initial public offering (“IPO”) of 5,750,000 units (which includes full exercise of the underwriter’s over-allotment option) (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an Initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000 (including full exercise of the underwriter’s over-allotment option). The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, which the underwriter simultaneously exercised in full with the consummation of the IPO. On February 19, 2020, simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) with NeoGenesis Holding Co. Ltd. (“Sponsor”), a Cayman Islands entity that is owned and controlled by Wenhui Xiong, of 272,500 units as the underwriter exercised the over-allotment option in full (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,725,000, less underwriters’ discount of $1,725,000. A total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placement of February 19, 2020 were placed in a trust account established for the benefit of the Company’s public stockholders.

As of March 31, 2020, a total of $57,593,671 of the net proceeds from the IPO and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to February 19, 2020 was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and marketable securities held in trust account. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal fees; financial reporting; accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2020, we had a net income of $43,036. During the three months ended March 31, 2020, we earned $93,672 of interest income from investments in our Trust Account and incurred 50,636 of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2020, we had $412,970 in cash, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares and loans from insiders in an aggregate amount of $280,000, which was cancelled in connection with the Private Placement and not outstanding as of February 19, 2020, and, following the IPO, the remaining net proceeds from our IPO and Private Placements.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including a deferred underwriting commission payable to Chardan Capital Markets, LLC in an amount equal to 2.5% of the total gross proceeds raised in the IPO upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the amounts outside of our trust account will be sufficient to allow us to operate 12 months from the filing date of this Form 10-Q, assuming that a business combination is not consummated during that time.

If our estimates of the costs of undertaking due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2020, we were not subject to any market or interest rate risk. The net proceeds of the IPO held in the trust account are currently invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On February 19, 2020, the Company consummated its initial public offering (“IPO”) of 5,750,000 units (which includes full exercise of the underwriter’s over-allotment option) (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an Initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000 (including full exercise of the underwriter’s over-allotment option). The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, which the underwriter simultaneously exercised in full with the consummation of the IPO. On February 19, 2020, simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) with NeoGenesis Holding Co. Ltd. (“Sponsor”), a Cayman Islands entity that is owned and controlled by Wenhui Xiong, of 272,500 units as the underwriter exercised the over-allotment option in full (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,725,000, less underwriters’ discount of $1,725,000. A total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placement of February 19, 2020 were placed in a trust account established for the benefit of the Company’s public stockholders.

The Private Units are identical to the units sold in the IPO except the warrants included in the Private Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The holders of the Private Units have agreed (A) to vote the private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by them in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 19, 2021 (or August 19, 2021, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of ordinary share upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Private Shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 19, 2021 (or August 19, 2021, as applicable) and (D) that the Private Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

We paid a total of $1,725,000 in underwriting discounts and commissions (not including the 2.5% deferred underwriting commission payable at the consummation of initial business combination) and $514,910 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBORN ACQUISITION CORP.

By:	/s/ Wenhui Xiong
Wenhui Xiong
Chief Executive Officer (Principal executive officer)

By:	/s/ Jianjun Nie
Jianjun Nie
Chief Financial Officer (Principal financial and accounting officer)

Date: May 14, 2020