Form 10-Q
period 2020-06-30
Newborn Acquisition Corp
filed 2020-08-13
CIK 1780262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

+86 155 0219 5891

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

As of August 13, 2020, 7,460,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

NEWBORN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

NEWBORN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets
Cash	$326,849	$108,667
Prepaid expenses	81,964	-
Deferred offering costs	-	220,996
Total Current Assets	408,813	329,663

Cash and marketable securities held in trust account	57,806,776	-
Total Assets	$58,215,589	$329,663

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities
Accrued payables	$13,276	29,241
Note payable to related party	-	280,000
Total Current Liabilities	13,276	309,241

Deferred underwriting compensation	1,437,500	-
Total Liabilities	1,450,776	309,241

Commitments and Contingencies
Ordinary share subject to possible redemption; 5,148,985 (at redemption value of $10.0534 per share)	51,764,806	-

Shareholder’s Equity
Preferred share, 1,000,000 shares authorized, none issued or outstanding	-	-
Ordinary share, $0.0001 par value, 100,000,000 shares authorized, 2,311,015 and 1,437,500 ordinary shares issued and outstanding, respectively	231	144
Additional paid- in capital	5,777,643	24,856
Accumulated deficit	(777,867)	(4,578)
Total Shareholder’s Equity	5,000,007	20,422

Total Liabilities and Shareholder’s Equity	$58,215,589	$329,663

The accompanying notes are an integral part of the unaudited condensed financial statements

NEWBORN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months	For The Six Months	For The Period From April 12, 2019 (Inception)
	Ended	Ended	Through
	June 30, 2020	June 30, 2020	June 30, 2019

General and administrative expenses	$1,029,429	$1,080,065	$4,218
Loss from operation	(1,029,429)	(1,080,065)	(4,218)
Other income
Interest income on cash and marketable securities held in trust	213,104	306,776	-
Net Loss	(816,325)	(773,289)	(4,218)
Less: income attributable to ordinary share subject to redemption	(209,904)	(274,710)	-
Adjusted net loss	(1,026,229)	(1,047,999)	(4,218)
Basic and diluted weighted average shares outstanding(1)	2,311,015	2,079,365	1,437,500
Basic and diluted adjusted net loss per share(2)	$(0.44)	$(0.50)	$(0.00)

(1)	Excludes an aggregate of up to 5,148,985 ordinary shares subject to redemption at June 30, 2020.
(2)	Excludes income attributable to ordinary shares subject to possible redemption.

The accompanying notes are an integral part of the unaudited condensed financial statements

NEWBORN ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE PERIOD FROM APRIL 12, 2019 (INCEPTION) THROUGH JUNE 30, 2019

			Additional
	Ordinary Shares		Paid- in	(Accumulated	Total
	Shares	Amount	Capital	Deficit)	Equity

Balances, April 12, 2019 (Inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to initial shareholders	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(4,218)	(4,218)
Balances, June 30, 2019	1,437,500	$144	$24,856	$(4,218)	$20,782

THREE AND SIX MONTHS ENDED JUNE 30, 2020

			Additional
	Ordinary Shares		Paid- in	(Accumulated	Total
	Shares	Amount	Capital	Deficit)	Equity

Balances, January 1, 2020	1,437,500	$144	$24,856	$(4,578)	$20,422

Sales of 272,500 units at $10.00 per unit during the private placement	272,500	27	2,724,973	-	2,725,000
Sales of 5,750,000 units at $10.00 per unit during the public offering	5,750,000	575	57,499,425	-	57,500,000
Underwriters’ discount	-	-	(3,162,500)	-	(3,162,500)
Offering expenses	-	-	(514,910)	-	(514,910)
Proceeds from sale of underwriter’s unit purchase option	-	-	100	-	100
Change in value of ordinary shares subject to possible redemption	(5,161,114)	(516)	(51,610,624)	-	(51,611,140)
Net income	-	-	-	43,036	43,036
Balances, March 31, 2020	2,298,886	230	$4,961,320	38,458	5,000,008

Share-based compensation	-	-	969,990	-	969,990
Change in value of ordinary shares subject to possible redemption	12,129	1	(153,667)	-	(153,666)
Net loss	-	-	-	(816,325)	(816,325)
Balances, June 30,2020	2,311,015	$231	$5,777,643	$(777,867)	$5,000,007

The accompanying notes are an integral part of the unaudited condensed financial statements

NEWBORN ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For The Six Months	For The Period From April 12, 2019 (Inception)
	Ended	Through
	June 30, 2020	June 30, 2019

Cash flow from operating activities
Net loss	$(773,289)	$(4,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned in trust account	(306,776)	-
Share-based compensation	969,990	-
Change in operating assets and liabilities:
Change in prepaid expenses	(81,964)	-
Change in accrued payables	5,056	4,030
Net cash used in operating activities	(186,983)	(188)

Cash flows from investing activities
Cash deposited in trust account	(57,500,000)	-
Net cash provided by (used in) investing activities	(57,500,000)	-

Cash flow from financing activities
Proceeds from sale of units during the public offering	57,500,000	-
Proceeds from sale of private placement units during the public offering	2,445,000	-
Proceeds from sale of underwriter’s unit purchase option	100	-
Payment of costs of public offering	(2,039,935)	-
Proceeds from note payable to related party	-	280,000
Proceeds from sale of ordinary shares	-	25,000
Payment of deferred offering costs	-	(135,635)
Net cash provided by financing activities	57,905,165	169,365

Net increase in cash	218,182	169,177
Cash at beginning of period	108,667	-
Cash at end of period	$326,849	$169,177

Supplemental disclosure of non-cash financing activities
Repayment of note payable by converting into partial price of private placement	$280,000	$-

The accompanying notes are an integral part of the unaudited condensed financial statements

NEWBORN ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

June 30, 2020

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

At June 30, 2020, the Company had not yet commenced any operations. All activities through June 30, 2020 relate to the Company’s formation, the public offering described below and its effort in seeking a target business.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2020 and December 31, 2019.

Cash and Marketable Securities Held in Trust Account

At June 30, 2020, the assets held in the Trust Account was consisted of $3,422 in money market fund and $57,803,354 in United States Treasury Bills maturing on August 6, 2020.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on April 12, 2019, the evaluation was performed for 2019 tax year which was the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

Note 3 — Public Offering

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

Note 6 — Cash and Marketable Securities Held in Trust Account

As of June 30, 2020, investment securities in the Company’s Trust Account consisted of $3,422 in money market fund and $57,803,354 in United States Treasury Bills maturing on August 6, 2020 with a cost basis of $57,496,581. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

Note 8 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. No preferred shares were issued as of June 30, 2020 and December 31, 2019.

Ordinary shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share.

On May 17, 2019, 1,150,000 ordinary shares were sold to the Initial Shareholders for an aggregate of $25,000. The Company subsequently declared a share dividend of 0.25 shares for each outstanding share, resulting in 1,437,500 ordinary shares being outstanding. All share and per-share amounts have been retroactively restated to reflect the share dividend. All of these shares was placed in escrow until (1) with respect to 50% of the shares, the earlier of six months after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s Ordinary Shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of an initial Business Combination, or earlier, in either case, if, subsequent to an initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their shares for cash, securities or other property.

On February 19, 2020, the Company sold 5,750,000 units at a price of $10.00 per Public Unit in the Public Offering and NeoGenesis Holding Co., Ltd., the Company’s sponsor, purchased an aggregate of 272,500 Private Units at $10.00 per Private Unit. Each Public Unit and Private Unit consists of one share of ordinary shares in the Company, one Warrant and one Right.

At June 30, 2020, there were 2,311,015 shares of ordinary shares issued and outstanding excluding 5,148,985 shares subject to possible redemption.

Share Transfer of Ordinary Shares

On April 20, 2020, NeoGenesis Holding Co., Ltd., the Company’s sponsor transferred 100,000 shares of the Company’s ordinary share to Deyin Chen, a special advisor to the Company for a total cash consideration of $10.

Based on ASC 718-10-15-4 and ASC 718-10-30-3, the value for nonemployee share issuances in exchange for service should be determined based on either the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable. The shares were granted (effective on April 20, 2020) and are nonforfeitable. The Company recognized $969,990 ($970,000 of fair value for the shares less $10 of the transfer price) as general and administrative expenses in the Company’s financial statements with a corresponding increase in additional paid-in capital. The fair value of the shares transferred was $9.70 per share, which is estimated to be equal to the most recently available closing price of ordinary shares traded on Nasdaq Stock Exchange on May 1, 2020.

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

Note 9 — Reconciliation of Adjusted Net Loss per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary share subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is:

	For The Three Months	For The Six Months	For The Period From April 12, 2019 (Inception)
	Ended	Ended	Through
	June 30, 2020	June 30, 2020	June 30, 2019

Net Loss	$(816,325)	$(773,289)	$(4,218)
Less: income attributable to ordinary share subject to redemption	(209,904)	(274,710)	-
Adjusted net loss	(1,026,229)	(1,047,999)	(4,218)
Basic and diluted weighted average shares outstanding (1)	2,311,015	2,079,365	1,437,500
Basic and diluted adjusted net loss per share	$(0.44)	$(0.50)	$(0.00)

(1)	Income attributable to ordinary share subject to redemption was calculated in portion of the interest income earned in trust account, which would be distributed to ordinary shareholders at the event they choose to exercise their redemption right at the closing of Initial Business Combination.

(2)	Excludes an aggregate of up to 5,148,985 ordinary shares subject to redemption at June 30, 2020.

Note 10 — Subsequent Events

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

On February 19, 2020, the Company consummated its initial public offering (“IPO”) of 5,750,000 units (which includes full exercise of the underwriter’s over-allotment option) (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an Initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000 (including full exercise of the underwriter’s over-allotment option). The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, which the underwriter simultaneously exercised in full with the consummation of the IPO. On February 19, 2020, simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) with NeoGenesis Holding Co. Ltd. (“Sponsor”), a British Virgin Islands entity that is owned and controlled by Wenhui Xiong, of 272,500 units as the underwriter exercised the over-allotment option in full (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,725,000, less underwriters’ discount of $1,725,000. A total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placement of February 19, 2020 were placed in a trust account established for the benefit of the Company’s public stockholders.

As of June 30, 2020, a total of $57,806,776 of the net proceeds from the IPO and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders.

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

For the three months ended June 30, 2020, we had a net loss of $816,325. We earned $213,104 of interest income from investments in our Trust Account and incurred $1,029,429 of general and administrative expenses, of which $969,990 was fair value of the shares transferred from the sponsor to a special advisor.

For the six months ended June 30, 2020, we had a net loss of $773,289. We earned $306,776 of interest income from investments in our Trust Account and incurred $1,080,065 of general and administrative expenses, of which $969,990 was fair value of the shares transferred from the sponsor to a special advisor. For the period from April 12, 2020 (Inception) through June 30, 2019, we had a net loss of $4,218, which represented formation, general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2020, we had $326,849 in cash, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the IPO held in the trust account are currently invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Date: August 13, 2020