Form 10-Q
period 2020-09-30
Newborn Acquisition Corp
filed 2020-11-13
CIK 1780262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

+86 15502195891

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

As of November 13, 2020, 7,460,000 ordinary shares, with a par value of $0.0001 per share, were issued and outstanding.

NEWBORN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

NEWBORN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets
Cash	$301,714	$108,667
Prepaid expenses	46,789	-
Deferred offering costs	-	220,996
Total Current Assets	348,503	329,663

Cash and marketable securities held in trust account	57,894,310	-
Total Assets	$58,242,813	$329,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued payables	$50,000	29,241
Note payable to a related party	-	280,000
Total Current Liabilities	50,000	309,241

Deferred underwriting compensation	1,437,500	-
Total Liabilities	1,487,500	309,241

Commitments and Contingencies
Ordinary shares subject to possible redemption; 5,140,269 (at redemption value of $10.0686 per share)	51,755,312	-

Shareholders’ Equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 2,319,731 and 1,437,500 ordinary shares issued and outstanding, respectively	232	144
Additional paid- in capital	5,787,136	24,856
Accumulated deficit	(787,367)	(4,578)
Total Shareholders’ Equity	5,000,001	20,422

Total Liabilities and Shareholders’ Equity	$58,242,813	$329,663

The accompanying notes are an integral part of the condensed financial statements

NEWBORN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months	For The Three Months	For The Nine Months	For The Period From April 12, 2019 (Inception)
	Ended	Ended	Ended	Through
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses	$97,034	$185	$1,177,099	$4,403
Loss from operation	(97,034)	(185)	(1,177,099)	(4,403)
Other income
Interest income on cash and marketable securities held in trust account	87,534	-	394,310	-
Net Loss	(9,500)	(185)	(782,789)	(4,403)
Less: income attributable to ordinary shares subject to redemption	(77,787)	-	(352,497)	-
Adjusted net loss	(87,287)	(185)	(1,135,286)	(4,403)
Basic and diluted weighted average shares outstanding(1)	2,319,731	1,437,500	2,164,613	1,437,500
Basic and diluted adjusted net loss per share(2)	$(0.04)	$(0.00)	$(0.52)	$(0.00)

(1)	Excludes an aggregate of up to 5,140,269 ordinary shares subject to redemption at September 30, 2020.
(2)	Excludes income attributable to ordinary shares subject to possible redemption.

The accompanying notes are an integral part of the condensed financial statements

NEWBORN ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 12, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

			Additional		Total
	Ordinary Shares		Paid- in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 12, 2019 (Inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to initial shareholders	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(4,218)	(4,218)
Balance, June 30, 2019	1,437,500	144	$24,856	(4,218)	20,782
Net loss	-	-	-	(185)	(185)
Balance, September 30, 2019	1,437,500	$144	$24,856	$(4,403)	$20,597

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

			Additional		Total
	Ordinary Shares		Paid- in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	1,437,500	144	24,856	(4,578)	20,422
Sales of 272,500 units at $10.00 per unit during the private placement	272,500	27	2,724,973	-	2,725,000
Sales of 5,750,000 units at $10.00 per unit during the public offering	5,750,000	575	57,499,425	-	57,500,000
Underwriters’ discount	-	-	(3,162,500)	-	(3,162,500)
Offering expenses	-	-	(514,910)	-	(514,910)
Proceeds from sale of underwriter’s unit purchase option	-	-	100	-	100
Change in value of ordinary shares subject to possible redemption	(5,161,114)	(516)	(51,610,624)	-	(51,611,140)
Net income	-	-	-	43,036	43,036
Balance, March 31, 2020	2,298,886	230	4,961,320	38,458	5,000,008
Share-based compensation	-	-	969,990	-	969,990
Change in value of ordinary shares subject to possible redemption	12,129	1	(153,667)	-	(153,666)
Net loss	-	-	-	(816,325)	(816,325)
Balance, June 30, 2020	2,311,015	231	5,777,643	(777,867)	5,000,007
Change in value of ordinary shares subject to possible redemption	8,716	1	9,493	-	9,494
Net loss	-	-	-	(9,500)	(9,500)
Balance, September 30, 2020	2,319,731	$232	$5,787,136	$(787,367)	$5,000,001

The accompanying notes are an integral part of the condensed financial statements

NEWBORN ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

	For The Nine Months	For The Period From April 12, 2019
	Ended	(Inception)
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)

Cash flow from operating activities
Net loss	$(782,789)	$(4,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned in trust account	(394,310)	-
Share-based compensation	969,990	-
Change in operating assets and liabilities:
Change in prepaid expenses	(46,789)	-
Change in accrued payables	45,970	4,030
Net cash used in operating activities	(207,928)	(373)

Cash flows from investing activities
Cash deposited in trust account	(57,500,000)	-
Net cash used in investing activities	(57,500,000)	-

Cash flow from financing activities
Proceeds from sale of units during the public offering	57,500,000	-
Proceeds from sale of units during the private placement	2,445,000	-
Proceeds from sale of underwriter’s unit purchase option	100	-
Payment of costs of public offering	(2,044,125)	(190,636)
Proceeds from note payable to a related party	-	280,000
Proceeds from sale of ordinary shares	-	25,000
Net cash provided by financing activities	57,900,975	114,364

Net increase in cash	193,047	113,991
Cash at beginning of period	108,667	-
Cash at end of period	$301,714	$113,991

Supplemental disclosure of non-cash financing activities
Repayment of note payable by converting into partial proceeds of private placement	$280,000	$-

The accompanying notes are an integral part of the condensed financial statements

NEWBORN ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2020

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration

Organization and General

Newborn Acquisition Corp. (the “Company” or “Newborn”) was incorporated in Cayman Islands on April 12, 2019 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although the Company initially intends to focus on operating businesses in Asia (excluding China) and the United States.

At September 30, 2020, the Company had not yet commenced any operations. All activities through September 30, 2020 relate to the Company’s formation, the public offering described below and its effort in seeking a target business.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. The unaudited condensed financial information should be read in conjunction with the audited financial statements and the notes thereto for the period from April 12 (inception) through December 31, 2019.

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

Cash and Marketable Securities Held in Trust Account

At September 30, 2020, the assets held in the Trust Account was consisted of $57,894,310 in money market fund. The investment in money market fund is recorded at fair value.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Public Offering. Accordingly, on February 19, 2020, offering costs with a total amount of $3,677,410 have been charged to shareholders’ equity (consisting of $3,162,500 in underwriters’ fees, plus $514,910 of other cash expenses).

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

The Company paid an up-front underwriting discount of $1,725,000 (3.0% of the gross offering proceeds) to the underwriter at the closing of the Public Offering, with an additional fee of $1,437,500 (the “Deferred Discount”, which represents 2.5% of the gross offering proceeds). The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close a Business Combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount.

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

Note 6 — Deferred Underwriter Commission

The Company is committed to pay the Deferred Discount in the amount of $1,437,500, to the underwriter upon the Company’s consummation of the Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount, and has waived its right to receive the Deferred Discount if the Company does not close a Business Combination.

Note 7 — Commitments

Warrant Solicitation Fee

The Company has agreed to pay Chardan Capital Markets, LLC a warrant solicitation fee of five percent (5%) of the exercise price of each public warrant exercised during the period commencing twelve months after the effective date of the registration statement of which this prospectus forms a part, including warrants acquired by security holders in the open market, but excluding warrants exercised during the 30 day period following notice of a proposed redemption. The warrant solicitation fee will be payable in cash. There is no limitation on the maximum warrant solicitation fee payable to Chardan Capital Markets, LLC, except to the extent it is limited by the number of public warrants outstanding.

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

Note 8 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. No preferred shares were issued or outstanding as of September 30, 2020 and December 31, 2019.

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

At September 30, 2020, there were 2,319,731 shares of ordinary shares issued and outstanding excluding 5,140,269 shares subject to possible redemption.

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

Note 9 — Reconciliation of Adjusted Net Loss per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary share subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is:

	For The Three Months	For The Three Months	For The Nine Months	For The Period From April 12, 2019 (Inception)
	Ended	Ended	Ended	Through
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net Loss	$(9,500)	$(185)	$(782,789)	$(4,403)
Less: income attributable to ordinary shares subject to redemption	(77,787)	-	(352,497)	-
Adjusted net loss	(87,287)	(185)	(1,135,286)	(4,403)
Basic and diluted weighted average shares outstanding (1)	2,319,731	1,437,500	2,164,613	1,437,500
Basic and diluted net loss per share (2)	$(0.04)	$(0.00)	$(0.52)	$(0.00)

(1)	Excludes an aggregate of up to 5,140,269 ordinary shares subject to redemption at September 30, 2020.
(2)	Income attributable to ordinary share subject to redemption was calculated in portion of the interest income earned in trust account, which would be distributed to ordinary shareholders at the event they choose to exercise their redemption right at the closing of Initial Business Combination.

Note 10 — Subsequent Events

On November 11, 2020, Newborn, a Delaware corporation, NB Merger Corp., a Delaware corporation and wholly-owned subsidiary of Newborn (the “Purchaser”), Nuvve Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (the “Merger Sub”), Nuvve Corporation, a Delaware corporation (“Nuvve”), and Ted Smith, an individual, as the representative of the stockholders of Nuvve entered into a Merger Agreement (the “Merger Agreement”).

Concurrently with the execution of the Merger Agreement, on November 11, 2020, Newborn has entered into a Subscription Agreement with certain investors pursuant to which the investors agreed to purchase 1,425,000 of Newborn’s ordinary shares and warrants to purchase 712,500 of Newborn ordinary shares for an aggregate purchase price of $14,250,000 (the “PIPE”). The warrants will be exercisable at $11.50 per share and have the same terms as Newborn’s public warrants. The investors will receive demand and piggyback registration rights in connection with the securities issued to them.

Also on November 11, 2020, Nuvve entered into a bridge loan agreement with an investor, pursuant to which the investor agreed to purchase a $4,000,000 convertible debenture from Nuvve. The debenture will automatically convert into shares of Nuvve common stock immediately prior to the closing of the transactions contemplated by the Merger Agreement. The bridge loan is expected to close on or before November 13, 2020.

Upon the closing of the transactions contemplated in the Merger Agreement, Purchaser will acquire 100% of the issued and outstanding equity securities of Nuvve (the “Acquisition Merger”), in exchange for an aggregate of approximately 10.2 million shares of Purchaser Common Stock, par value $0.001 per share (the “Purchaser Common Stock”), among which (i) approximately 1.3 million shares of Purchaser Common Stock will be issuable pursuant to options, and (ii) approximately 0.9 million shares of Purchaser Common Stock are to be issued and held in escrow to satisfy any indemnification obligations incurred under the Merger Agreement.

Immediately prior to the Acquisition Merger, Newborn will be merged with and into Purchaser, the separate corporate existence of Newborn will cease and Purchaser will continue as the surviving corporation (the “Reincorporation Merger”).

Pursuant to a Purchase and Option Agreement between the Purchaser and an existing Nuvve stockholder, 0.6 million shares of Purchaser Common Stock will be repurchased immediately after the closing at $10.00 per share out of the proceeds available from the PIPE, the bridge and the Newborn trust account. In addition, existing Nuvve stockholders will have the option to sell up to an additional $2 million of shares of Purchaser Common Stock back to the combined company within a year after closing at a price per share equal to the then-current market price. Certain stockholders of Nuvve have agreed to purchase any option shares acquired by the combined company for the same amount paid for them.

Additionally, certain Nuvve Shareholders may be entitled to receive up to 4.0 million earn-out shares if, for the fiscal year ending December 31, 2021, the Purchaser’s revenue, as determined in accordance with U.S. GAAP as consistently applied heretofore by the Company Group, equals or exceeds $30,000,000.

The Acquisition Merger will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

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

As of September 30, 2020, a total of $57,894,310 were in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Recent Developments

On November 11, 2020, we, a Delaware corporation, NB Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Purchaser”), Nuvve Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (the “Merger Sub”), Nuvve Corporation, a Delaware corporation (“Nuvve”), and Ted Smith, an individual, as the representative of the stockholders of Nuvve, entered into a Merger Agreement.

In addition, we entered into a Subscription Agreement with certain investors.

See Note 10 in Item 1 above for a description of the Merger Agreement, the Subscription Agreement and the transactions contemplated thereby.

Results of Operations

Our entire activity from inception up to February 19, 2020 was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates and negotiating the Acquisition Merger, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and marketable securities held in trust account. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal fees; financial reporting; accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $9,500. We earned $87,534 of interest income from investments in our Trust Account and incurred $97,034 of general and administrative expenses. For the three months ended September 30, 2019, we had a net loss of $185, which were mainly general and administrative expenses.

For the nine months ended September 30, 2020, we had a net loss of $782,789. We earned $394,310 of interest income from investments in our Trust Account and incurred $1,177,099 of general and administrative expenses, of which $969,990 was share-based compensation to a special advisor. For the period from April 12, 2020 (Inception) through September 30, 2019, we had a net loss of $4,403, which were mainly formation, general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2020, we had $301,714 in cash, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the initial shares and loans from insiders in an aggregate amount of $280,000, which was cancelled in connection with the Private Placement and not outstanding as of February 19, 2020, and, following the IPO, the remaining net proceeds from our IPO and Private Placements.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the IPO held in the trust account are currently invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30. 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Date: November 13, 2020