Form 10-K
period 2020-12-31
Newborn Acquisition Corp
filed 2021-03-19
CIK 1780262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001-39230

NEWBORN ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 801, Building C SOHO Square, No. 88 Zhongshan East 2nd Road, Huangpu District
Shanghai, China	200002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 155 0219 5891

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	NBAC	The NASDAQ Stock Market LLC
Warrants	NBACW	The NASDAQ Stock Market LLC
Units	NBACU	The NASDAQ Stock Market LLC
Rights	NBACR	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $57,040,000, based on the closing sale price of the Registrant’s ordinary shares on June 30, 2020 of $9.92 per share.

The number of shares outstanding of the Registrant’s ordinary shares as of March 15, 2021 was 7,460,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NEWBORN ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2020

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	expectations around the performance of the prospective target business;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance

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

ii

PART I

ITEM 1. BUSINESS

Overview

Newborn Acquisition Corp. (“we,” “us,” “our Company” or “Newborn”) is a Cayman Islands exempted company incorporated on April 12, 2019 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic location, although we intend to focus on operating businesses in Asia (excluding China) and the United States.

On February 19, 2020, we consummated an initial public offering (“IPO”) of 5,750,000 units (which includes full exercise of the underwriter’s over-allotment option) (the “Units”). Each Unit consists of one ordinary share of our Company (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right (“Right”) to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000 (including full exercise of the underwriter’s over-allotment option). We granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, which the underwriter simultaneously exercised in full with the consummation of the IPO.

On February 19, 2020, simultaneously with the closing of the IPO, we consummated a private placement (“Private Placement”) with NeoGenesis Holding Co. Ltd. (“Sponsor” or “NeoGenesis”), a Cayman Islands entity that is owned and controlled by Wenhui Xiong, of 272,500 units as the underwriter exercised the over-allotment option in full (the “Private Units”) at a price of $10.00 per Private Unit, generating net proceeds of $2,445,000, which reflected settlement of the promissory note issued to our Chairman and Chief Executive Officer at the closing of the IPO in the amount of $280,000. The Private Units are identical to the Units sold in the IPO, except that the warrants underlying the Private Units (i) may be exercised on a cashless basis at the holder’s option and (ii) will not be redeemable by us, in each case as long as they are held by our Sponsor or its permitted transferees. Additionally, because the Private Units were issued in a private transaction, our Sponsor and its permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the Ordinary Shares issuable upon exercise of such warrants is not effective and receive unregistered Ordinary Shares. Additionally, our Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement relating to the IPO) until the completion of our initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the Private Units.

A total of $57,500,000 from the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the Private Placement were placed in a trust account established for the benefit of our public shareholders at JPMorgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of our initial business combination and (ii) our failure to consummate a business combination by May 19, 2021, as extended (or August 19, 2021, if further extended).

Recent Developments

On November 11, 2020, we entered into a merger agreement (the “Merger Agreement”) with NB Merger Corp., a Delaware corporation and our wholly-owned subsidiary (the “Purchaser”), Nuvve Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Purchaser (the “Merger Sub”), Nuvve Corporation, a Delaware corporation (“Nuvve”), and Ted Smith, an individual, as the representative of the stockholders of Nuvve.

Concurrently with the execution of the Merger Agreement, on November 11, 2020, we entered into subscription agreements with certain accredited investors pursuant to which the investors agreed to purchase 1,425,000 Ordinary Shares, at a purchase price of $10.00 per share, for an aggregate purchase price of $14,250,000 (the “PIPE”). The investors also will receive warrants to purchase 1,353,750 Ordinary Shares. The warrants will be exercisable at $11.50 per share and have the same terms as our public warrants. The investors will receive demand and piggyback registration rights in connection with the securities issued to them. The PIPE will close immediately prior to the closing of the transactions contemplated by the Merger Agreement.

Also on November 11, 2020, Nuvve entered into a bridge loan agreement with an accredited investor, pursuant to which the investor agreed to purchase a $4,000,000 convertible debenture from Nuvve. The debenture will automatically convert into shares of Nuvve common stock immediately prior to the closing of the transactions contemplated by the Merger Agreement.

Acquisition Merger and Acquisition Consideration

Pursuant to the Merger Agreement, Nuvve will merge with Merger Sub (the “Acquisition Merger”), with Nuvve surviving and the Purchaser acquiring 100% of the equity securities of Nuvve. In exchange for their equity securities, the stockholders of Nuvve prior to the conversion of the bridge loan (the “Existing Stockholders”) and the option holders of Nuvve will receive an aggregate of approximately 10.2 million shares of common stock of the Purchaser (the “Purchaser Common Stock”). Of such shares of Purchaser Common Stock, (i) approximately 8.9 million shares of Purchaser Common Stock will be issued to the Existing Stockholders, and (ii) approximately 1.3 million shares of Purchaser Common Stock will be reserved for issuance pursuant to the Nuvve options. Ten percent of the shares to be issued to the Existing Stockholders, or approximately 0.9 million shares, will be held in escrow to satisfy any indemnification obligations incurred under the Merger Agreement. The bridge loan investor will receive additional shares of Purchaser Common Stock at the same exchange ratio as the Existing Stockholders.

Pursuant to a Purchase and Option Agreement between the Purchaser and one of the Existing Stockholders, immediately after the closing of the business combination, the Purchaser will repurchase 0.6 million shares of Purchaser Common Stock from such Existing Stockholder at a price of $10.00 per share. In addition, such Existing Stockholder will have the option to sell up to an additional $2 million of shares of Purchaser Common Stock back to the Purchaser within a year after the closing at a price per share equal to the then-current market price. In the event the Existing Stockholder exercises its option, two of Nuvve’s executive officers have committed to repurchase such shares from the Purchaser at the same price the Purchaser paid for them.

Additionally, the Existing Stockholders may be entitled to receive up to 4.0 million earn-out shares if, for the fiscal year ending December 31, 2021, the Purchaser’s revenue equals or exceeds $30,000,000. Existing Stockholders will be entitled to a portion of the earn-out shares only if they continue to hold their shares of Purchaser Common Stock received in the Acquisition Merger through the earn-out payment date.

The parties agreed that immediately following the closing of the Acquisition Merger, Purchaser’s board of directors will consist of seven directors, five of whom shall be designated by Nuvve and two of whom will be designated by Newborn. A majority of the directors will qualify as independent directors under rules of The Nasdaq Stock Market (“Nasdaq”).

Existing Stockholders holding shares of Nuvve capital stock representing approximately 55% of Nuvve’s outstanding voting power have entered into support agreements with Parent and Nuvve, pursuant to which, among other things, the Existing Stockholders have agreed to vote in favor of proposals to approve the Acquisition Merger.

Reincorporation Merger

Immediately prior to the Acquisition Merger, Newborn will merge with and into the Purchaser, the separate corporate existence of Newborn will cease and the Purchaser will continue as the surviving public company (the “Reincorporation Merger”). In connection with the Reincorporation Merger, Newborn’s outstanding securities will be converted into equivalent securities of the Purchaser, as follows:

●	Each of Newborn’s Ordinary Shares will be converted automatically into one share of Purchaser Common Stock.

●	Each right to acquire one-tenth of one Newborn Ordinary Share will be converted automatically into one-tenth of one share of Purchaser Common Stock.

●	Each warrant entitling the holder to purchase one-half (1/2) of one Newborn Ordinary Share at a price of $11.50 per whole share will be converted automatically into one warrant to purchase one-half (1/2) of one share of Purchaser Common Stock at a price of 11.50 per whole share.

●	Each issued and outstanding unit of Newborn will be automatically separated into its constituent securities, with each constituent security being automatically converted into a security of the Purchaser as described in the preceding bullet points.

●	Each unit purchase option of Newborn will be converted automatically into one unit purchase option of Purchaser.

Promissory Notes to NeoGenesis and Nuvve

On February 1, 2021, we issued an unsecured promissory note (the “Working Capital Note”) in an amount of $200,000 to NeoGenesis, in exchange for NeoGenesis providing such amount for our working capital. The Working Capital Note does not bear interest and matures upon closing of the business combination. In addition, the Working Capital Note may be converted by the holder into units of our Company identical to the units issued in the IPO at a price of $10.00 per unit.

On February 19, 2021, we issued two unsecured promissory notes (the “Extension Notes”), each in an amount of $287,500 (or an aggregate principal amount of $575,000), to NeoGenesis and Nuvve, in exchange for NeoGenesis and Nuvve each depositing such amount into our trust account in order to extend the amount of time it has available to complete a business combination with Nuvve. The Extension Notes do not bear interest and mature upon closing of the business combination. In addition, the Extension Notes may be converted by the holder into units of our Company identical to the units issued in the IPO at a price of $10.00 per unit (which units would be immediately exchanged for securities of the Purchaser in accordance with the terms of the Reincorporation Merger).

Amendment of Merger Agreement

On February 20, 2021, the Company, the Purchaser, the Merger Sub, Nuvve, and Ted Smith, as the representative of the stockholders of Nuvve, entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the Amendment, any loans made to Nuvve pursuant to the Payroll Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act, to the extent that such loans are eligible for forgiveness, will be excluded from Nuvve’s indebtedness for purposes of determining the merger consideration to be paid to Nuvve’s stockholders. In addition, in the event that such loans are determined not to be eligible for forgiveness within 12 months following the closing of the merger, the combined company may seek indemnification for such amounts against the shares held in escrow for indemnification purposes.

Shareholder Approval of Business Combination

On March 17, 2021, Hong Kong Time, we held an extraordinary general meeting (the “Extraordinary Meeting”) at which our shareholders voted to approve the business combination with Nuvve and related proposals described in detail in the definitive proxy statement/prospectus filed by us with the Securities and Exchange Commission (the “SEC”) on February 17, 2021, which was first mailed to our shareholders on or about February 17, 2021, and our proxy supplement filed with the SEC on March 8, 2021 (as amended and supplemented, the “Proxy Statement”).

As of February 10, 2021, the record date for the Extraordinary Meeting, there were 7,460,000 ordinary shares issued and outstanding and entitled to vote. There were 4,408,691 ordinary shares presented in person or represented by proxy at the Extraordinary Meeting.

Each of the proposals described in the Proxy Statement was approved by our shareholders.

Competitive Strengths

If the transaction with Nuvve does not close, we believe that our management team is well positioned to identify and implement attractive business combination opportunities in an efficient manner. Through our management team’s network, we intend to execute a business combination and ultimately create returns for our shareholders through organic growth and/or follow-on acquisitions. Our management team is led by Wenhui Xiong.

We will seek to capitalize on the experience and networks of our management team, Mr. Wenhui Xiong, Mr. Jianjun Nie, Mr. H. David Sherman, Mr. Jianzhong Lu and Ms. Li Wan. Our team consists of seasoned and experienced professionals who have experience in equity investments, finance, business operations and management, as well as deal negotiation. We believe our team has the ability to source attractive deals and find good investment opportunities from private and public sources in their networks. Wenhui Xiong, our Chairman and Chief Executive Officer, has over twenty years of experience in the financial and equity investment industry. He has established a strong network of investment institutions and business connections, which we believe can help us to identify attractive targets and negotiate a transaction that benefits our shareholders. Other members of our management also have extensive experience in sourcing and evaluating potential investment targets, and have developed a proprietary network of business leaders, investors and intermediaries that we believe can generate deal flow for us. H. David Sherman is a professor at Northeastern University specializing in financial and management accounting, with experience serving on the board and as audit committee chair for several public companies, including Dunxin Financial Holdings Ltd. (AMEX: DXF), Kingold Jewelry Inc. (NASDAQ: KGJI), and China HGS Real Estate Inc. (NASDAQ: HGSH). Professor Sherman was an Academic Fellow at the U.S. Securities and Exchange Commission in the Division of Corporate Finance’s Office of Chief Accountant. Jianzhong Lu is a financial expert with over thirty years of experience on listed companies, including auditing, due diligence, internal control, risk management and budget management. He was previously an Audit Partner of PricewaterhouseCoopers. Li Wan has over twenty years of experiences in private equity investment, professional accounting firm, corporate financial house and enterprises. With their support, we intend to conduct a disciplined process of deal origination and evaluation, due diligence, and investment.

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

Effecting an Acquisition Transaction

If the transaction with Nuvve does not close, our acquisition strategy will be to capitalize on the strengths of our management team to allow us to identify businesses that have the capacity for cash flow creation, opportunity for operational improvement, robust company fundamentals, and qualified and driven management teams. Our deal sourcing process will leverage our management team’s business knowledge, industry expertise and deep network of relationships that we expect will provide us with a pipeline of acquisition candidates. Moreover, we anticipate introductions to potential acquisition candidates through various unaffiliated sources, including venture capital funds, private equity funds, leveraged buyout funds, investment bankers, management buyout funds, and other members of the financial community, as well as attorneys and accountants. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm or independent investment banking firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Our efforts to identify a potential target business will not be limited to a specific industry or country; however we intend to focus on targeting businesses in Asia (excluding China) and the United States. We shall not undertake our initial business combination with any entity with its principal business operations in China.

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and, if the transaction with Nuvve does not close, potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limiting our ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers.

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

Any request to convert or tender such shares, once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation if No Business Combination

If we are not able to consummate an initial business combination before May 19, 2021, as extended (or August 19, 2021, if further extended), we will commence an automatic winding up, dissolution and liquidation, unless we seek and receive the consent of our shareholders to otherwise extend the life of the Company. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

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

Wenhui Xiong, a member of our Board of Directors, agreed that, if we liquidate the trust account prior to the consummation of a business combination, he will be liable to pay debts and obligations to businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that he will be able to satisfy those obligations if he is required to do so. Accordingly, the actual per-share distribution could be less than $10.00 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.00 per share.

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

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to convert public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding Warrants, Rights and unit purchase options and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting discounts and commissions to Chardan Capital Markets LLC upon consummation of our initial business combination;

●	our obligation to either repay or issue units upon conversion of up to $500,000 of any working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

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

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process we are in. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week when we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market under the symbol “NBACU” on February 14, 2020. Our ordinary shares, warrants and rights commenced separate trading on Nasdaq on April 30, 2020, under the symbols “NBAC,” “NBACW” and “NBACR,” respectively.

Holders of Record

At December 31, 2020, there were 7,460,000 of our ordinary shares issued and outstanding held by six shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On February 19, 2020, we consummated our IPO of 5,750,000 Units (which includes full exercise of the underwriter’s over-allotment option). Each Unit consists of one Ordinary Share, one Warrant entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000 (including full exercise of the underwriter’s over-allotment option). We granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, which the underwriter simultaneously exercised in full with the consummation of the IPO.

On February 19, 2020, simultaneously with the closing of the IPO, we consummated a Private Placement with NeoGenesis, a Cayman Islands entity that is owned and controlled by Wenhui Xiong, of 272,500 Private Units at a price of $10.00 per Private Unit, generating net proceeds of $2,445,000, which reflected settlement of the promissory note issued to our Chairman and Chief Executive Officer at the closing of the IPO in the amount of $280,000. The Private Units are identical to the Units sold in the IPO, except that the warrants underlying the Private Units (i) may be exercised on a cashless basis at the holder’s option and (ii) will not be redeemable by us, in each case as long as they are held by our Sponsor or its permitted transferees. Additionally, because the Private Units were issued in a private transaction, our Sponsor and its permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the Ordinary Shares issuable upon exercise of such warrants is not effective and receive unregistered Ordinary Shares. Additionally, our Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement relating to the IPO) until the completion of our initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the Private Units.

A total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the Private Placement were placed in a trust account established for the benefit of our public shareholders at JPMorgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of our initial business combination and (ii) our failure to consummate a business combination by May 19, 2021, as extended (or August 19, 2021, if further extended).

We paid a total of $1,725,000 in underwriting discounts and commissions and $514,910 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our IPO, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

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

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and, if the transaction with Nuvve does not close, potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limiting our ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination and activities related to entering into an agreement with Nuvve. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On February 19, 2020, we consummated our IPO of 5,750,000 Units (which includes full exercise of the underwriter’s over-allotment option). Each Unit consists of one Ordinary Share, one Warrant entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000 (including full exercise of the underwriter’s over-allotment option). We granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, which the underwriter simultaneously exercised in full with the consummation of the IPO. On February 19, 2020, simultaneously with the closing of the IPO, we consummated a private placement with the Sponsor of 272,500 Private Units at a price of $10.00 per Private Unit, generating net proceeds of $2,445,000, which reflected settlement of the promissory note issued to our Chairman and Chief Executive Officer at the closing of the IPO in the amount of $280,000. The Private Units are identical to the Units sold in the IPO, except that the warrants underlying the Private Units (i) may be exercised on a cashless basis at the holder’s option and (ii) will not be redeemable by us, in each case as long as they are held by our Sponsor or its permitted transferees. Additionally, because the Private Units were issued in a private transaction, our Sponsor and its permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the Ordinary Shares issuable upon exercise of such warrants is not effective and receive unregistered Ordinary Shares. Additionally, our Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement relating to the IPO) until the completion of our initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the Private Units.

As of February 19, 2020, a total of $57,500,000 of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of our public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Recent Developments

On November 11, 2020, we entered into the Merger Agreement with the Purchaser, the Merger Sub, Nuvve and Ted Smith, an individual, as the representative of the stockholders of Nuvve.

Concurrently with the execution of the Merger Agreement, on November 11, 2020, we entered into subscription agreements with certain accredited investors pursuant to which the investors agreed to purchase 1,425,000 Ordinary Shares, at a purchase price of $10.00 per share, for an aggregate purchase price of $14,250,000. The investors also will receive warrants to purchase 1,353,750 Ordinary Shares. The warrants will be exercisable at $11.50 per share and have the same terms as our public warrants. The investors will receive demand and piggyback registration rights in connection with the securities issued to them. The PIPE will close immediately prior to the closing of the transactions contemplated by the Merger Agreement.

Also on November 11, 2020, Nuvve entered into a bridge loan agreement with an accredited investor, pursuant to which the investor agreed to purchase a $4,000,000 convertible debenture from Nuvve. The debenture will automatically convert into shares of Nuvve common stock immediately prior to the closing of the transactions contemplated by the Merger Agreement.

Acquisition Merger and Acquisition Consideration

Pursuant to the Merger Agreement, Nuvve will merge with Merger Sub, with Nuvve surviving and the Purchaser acquiring 100% of the equity securities of Nuvve. In exchange for their equity securities, the stockholders of Nuvve prior to the conversion of the bridge loan and the option holders of Nuvve will receive an aggregate of approximately 10.2 million shares of Purchaser Common Stock. Of such shares of Purchaser Common Stock, (i) approximately 8.9 million shares of Purchaser Common Stock will be issued to the Existing Stockholders, and (ii) approximately 1.3 million shares of Purchaser Common Stock will be reserved for issuance pursuant to the Nuvve options. Ten percent of the shares to be issued to the Existing Stockholders, or approximately 0.9 million shares, will be held in escrow to satisfy any indemnification obligations incurred under the Merger Agreement. The bridge loan investor will receive additional shares of Purchaser Common Stock at the same exchange ratio as the Existing Stockholders.

Pursuant to a Purchase and Option Agreement between the Purchaser and one of the Existing Stockholders, immediately after the closing, the Purchaser will repurchase 0.6 million shares of Purchaser Common Stock from such Existing Stockholder at a price of $10.00 per share. In addition, such Existing Stockholder will have the option to sell up to an additional $2 million of shares of Purchaser Common Stock back to the Purchaser within a year after the closing at a price per share equal to the then-current market price. In the event the Existing Stockholder exercises its option, two of Nuvve’s executive officers have committed to repurchase such shares from the Purchaser at the same price the Purchaser paid for them.

Additionally, the Existing Stockholders may be entitled to receive up to 4.0 million earn-out shares if, for the fiscal year ending December 31, 2021, the Purchaser’s revenue equals or exceeds $30,000,000. Existing Stockholders will be entitled to a portion of the earn-out shares only if they continue to hold their shares of Purchaser Common Stock received in the Acquisition Merger through the earn-out payment date.

The parties agreed that immediately following the closing of the Acquisition Merger, Purchaser’s board of directors will consist of seven directors, five of whom shall be designated by Nuvve and two of whom will be designated by Newborn. A majority of the directors will qualify as independent directors under rules of Nasdaq.

Existing Stockholders holding shares of Nuvve capital stock representing approximately 55% of Nuvve’s outstanding voting power have entered into support agreements with Parent and Nuvve, pursuant to which, among other things, the Existing Stockholders have agreed to vote in favor of proposals to approve the Acquisition Merger.

Reincorporation Merger

Immediately prior to the Acquisition Merger, Newborn will be merged with and into the Purchaser, the separate corporate existence of Newborn will cease and the Purchaser will continue as the surviving public company. In connection with the Reincorporation Merger, Newborn’s outstanding securities will be converted into equivalent securities of the Purchaser, as follows:

●	Each of Newborn’s Ordinary Shares will be converted automatically into one share of Purchaser Common Stock.

●	Each right to acquire one-tenth of one Newborn Ordinary Share will be converted automatically into one-tenth of one share of Purchaser Common Stock.

●	Each warrant entitling the holder to purchase one-half (1/2) of one Newborn Ordinary Share at a price of $11.50 per whole share will be converted automatically into one warrant to purchase one-half (1/2) of one share of Purchaser Common Stock at a price of 11.50 per whole share.

●	Each issued and outstanding unit of Newborn will be automatically separated into its constituent securities, with each constituent security being automatically converted into a security of the Purchaser as described in the preceding bullet points.

●	Each unit purchase option of Newborn will be converted automatically into one unit purchase option of Purchaser.

Promissory Notes to NeoGenesis and Nuvve

On February 1, 2021, we issued a Working Capital Note in an amount of $200,000 to NeoGenesis, in exchange for NeoGenesis providing such amount for our working capital. The Working Capital Note does not bear interest and matures upon closing of the business combination. In addition, the Working Capital Note may be converted by the holder into units of our Company identical to the units issued in the IPO at a price of $10.00 per unit.

On February 19, 2021, we issued two Extension Notes, each in an amount of $287,500 (or an aggregate principal amount of $575,000), to NeoGenesis and Nuvve, in exchange for NeoGenesis and Nuvve each depositing such amount into our trust account in order to extend the amount of time it has available to complete a business combination with Nuvve. The Extension Notes do not bear interest and mature upon closing of the business combination. In addition, the Extension Notes may be converted by the holder into units of the Company identical to the units issued in the IPO at a price of $10.00 per unit (which units would be immediately exchanged for securities of the Purchaser in accordance with the terms of the Reincorporation Merger).

Amendment of Merger Agreement

On February 20, 2021, the Company, the Purchaser, the Merger Sub, Nuvve, and Ted Smith, as the representative of the stockholders of Nuvve, entered into an Amendment to the Merger Agreement. Pursuant to the Amendment, any loans made to Nuvve pursuant to the Payroll Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act, to the extent that such loans are eligible for forgiveness, will be excluded from Nuvve’s indebtedness for purposes of determining the merger consideration to be paid to Nuvve’s stockholders. In addition, in the event that such loans are determined not to be eligible for forgiveness within 12 months following the closing of the merger, the combined company may seek indemnification for such amounts against the shares held in escrow for indemnification purposes.

Shareholder Approval of Business Combination

On March 17, 2021, Hong Kong Time, we held the Extraordinary Meeting at which our shareholders voted to approve the business combination with Nuvve and related proposals described in detail in the definitive proxy statement/prospectus filed by us with the SEC on February 17, 2021, which was first mailed to our shareholders on or about February 17, 2021, and our proxy supplement filed with the SEC on March 8, 2021.

As of February 10, 2021, the record date for the Extraordinary Meeting, there were 7,460,000 ordinary shares issued and outstanding and entitled to vote. There were 4,408,691 ordinary shares presented in person or represented by proxy at the Extraordinary Meeting.

Each of the proposals described in the Proxy Statement was approved by our shareholders.

Results of Operations

Our entire activity from inception up to April 12, 2019 was related to our Company’s formation, the IPO and general and administrative activities. Since the IPO our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the year ended December 31, 2020, we had net loss of $1,045,493. We earned $395,769 of interest income from investments in our trust account and incurred $1,441,262 of general and administrative expenses, of which $969,990 was share-based compensation to a special advisor.

For the period from April 12, 2019 (inception) through December 31, 2019, we had a net loss of $4,578, which mainly consisted of formation and operating costs (not charged against shareholders’ equity).

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $135,809, available for working capital needs.

For the year ended December 31, 2020, cash and cash equivalents provided by operating activities was $21,936. Net loss of $1,045,493 was adjusted by $969,990 of share-based compensation to a special advisor, and $97,439 of cash provided through changes in our operating assets and liabilities.

For the period from April 12, 2019 (inception) through December 31, 2019, cash and cash equivalents used in operating activities was $548. Net loss of $4,578 was offset by changes in our operating assets and liabilities, which provided $4,030 of cash and cash equivalents.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, advances from our sponsor and an affiliate of our sponsor in an aggregate amount of $280,000, which was settled in connection with the Private Placement and not outstanding as of February 19, 2020, and, following the IPO, the remaining net proceeds from our IPO and Private Placements.

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

We anticipate that the $135,809 held outside the trust account as of December 31, 2020, combined with the additional funding available from our sponsor’s promissory note commitment, will be sufficient to allow us to close the business combination with Nuvve, which is expected to take place in March 2021, and will be sufficient to allow us to operate for at least the next 12 months.

If our estimates of the costs of closing our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of December 31, 2020. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 15, 2021.

Name	Age	Position
Wenhui Xiong	40	Chairman and Chief Executive Officer
Jianjun Nie	39	Chief Financial Officer and Director
H. David Sherman	73	Independent Director
Jianzhong Lu	66	Independent Director
Li Wan	52	Independent Director

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

H. David Sherman, MBA, DBA, CPA has served as an Independent Director of Newborn Acquisition Corp. since September 2019. Professor Sherman has been a professor at Northeastern University since 1985, specializing in, among other areas, financial and management accounting, global financial statement analysis and contemporary accounting issues. Professor Sherman has served as Trustee and Chair of Finance Committee for American Academy of Dramatic Arts, the oldest English language acting school in the world, since January 2014, and as Board member and Treasurer for D-Tree International, a non-profit organization that develops and supports electronic clinical protocols to enable health care workers worldwide to deliver high quality care since July 2010. Professor Sherman served on the board and as audit committee chair for Dunxin Financial Holdings Ltd. (AMEX: DXF) from January 2018 to August 2019, Kingold Jewelry Inc. (NASDAQ: KGJI) from February 2011 to May 2016, China HGS Real Estate Inc. (NASDAQ: HGSH) from January 2010 to August 2012, Agfeed Corporation from January 2012 to November 2014, and China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business in China, from 2007 through 2008. Professor Sherman was previously on the faculty of the Sloan School of Management at Massachusetts Institute of Technology (MIT) and also, among other academic appointments, held an adjunct professorship at Tufts Medical School and was a visiting professor at Harvard Business School (2015). From 2004 to 2005, Professor Sherman was an Academic Fellow at the U.S. Securities and Exchange Commission in the Division of Corporate Finance’s Office of Chief Accountant. Professor Sherman received his A.B. in Economics from Brandeis University and both an MBA and doctoral degrees from Harvard Business School. He is a Certified Public Accountant and previously practiced with Coopers & Lybrand. Professor Sherman’s research has been published in management and academic journals including Harvard Business Review, Sloan Management Review, Accounting Review and European Journal of Operations Research. We believe Professor Sherman is qualified to serve as a member of the board due to his experience in financial accounting and serving on the board of public companies.

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

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on February 4, 2020.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages the Company’s independent accountants, reviewing their independence and performance; the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2020 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Jianzhong Lu, H. David Sherman and Li Wan, each of whom is an independent director under NASDAQ’s listing standards. Jianzhong Lu is the Chairperson of the Audit Committee. The Board has determined that Jianzhong Lu qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating Committee did not hold any meetings in 2020.

The members of the Nominating Committee are Jianzhong Lu, H. David Sherman and Li Wan, each of whom is an independent director under NASDAQ’s listing standards. Jianzhong Lu is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation, makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet in 2020.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 15, 2021 the number of Ordinary Shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group. As of March 15, 2021, we had 7,460,000 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of March 15, 2021 and the rights are not convertible within 60 days of March 15, 2021.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Wenhui Xiong(2)	1,545,312	20.7%
Jianjun Nie	14,375	*
Jianzhong Lu	—	—
H. David Sherman	43,125	*
Li Wan	7,188	*
NeoGenesis Holding Co., Ltd.(2)	1,545,312	20.7%
Boothbay Absolute Return Strategies LP(3)	615,000	8.2%
Boothbay Fund Management, LLC(3)	615,000	8.2%
Ari Glass(3)	615,000	8.2%
MMCAP International Inc. SPC(4)	500,000	6.7%
MM Asset Management Inc.(5)	500,000	6.7%
All directors and executive officers (5 individuals) and the Sponsor as a group	1,610,000	21.6%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Newborn Acquisition Corp., Room 801, Building C, SOHO Square, No. 88, Zhongshan East 2nd Road, Huangpu District, Shanghai, 200002, China.
(2)	Wenhui Xiong owns and controls NeoGenesis Holding Co., Ltd.
(3)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 140 East 45th Street, 14th Floor, New York, NY 10017. Ari Glass serves as the Managing Member of Boothbay Fund Management, LLC.
(4)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands.
(5)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 161 Bay Street, TD Canada Trust Tower, Ste 2240, Toronto, ON, M5J 2S1, Canada.

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

On May 17, 2019, we issued an unsecured promissory note in the principal amount of $280,000 to our Chairman and Chief Executive Officer. The note was non-interest bearing and payable on the consummation of the public offering or the date on which we determine not to conduct an initial public offering of our securities. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. On February 19, 2020, the $280,000 promissory note was settled through issuance of units at a price of $10.00 per unit as part of the Private Placement.

On February 19, 2020, simultaneously with the closing of the IPO, we consummated the Private Placement with our Sponsor of 272,500 Private Units at a price of $10.00 per Private Unit, generating net proceeds of $2,445,000, which reflected settlement of the promissory note issued to our Chairman and Chief Executive Officer at the closing of the IPO in the amount of $280,000.

On February 1, 2021, we issued a Working Capital Note in an amount of $200,000 to NeoGenesis, in exchange for NeoGenesis providing such amount for our working capital. The Working Capital Note does not bear interest and matures upon closing of the business combination. In addition, the Working Capital Note may be converted by the holder into units of our Company identical to the units issued in the IPO at a price of $10.00 per unit.

On February 19, 2021, we issued two Extension Notes, each in an amount of $287,500 (or an aggregate principal amount of $575,000), to NeoGenesis and Nuvve, in exchange for NeoGenesis and Nuvve each depositing such amount into our trust account in order to extend the amount of time it has available to complete a business combination with Nuvve. The Extension Notes do not bear interest and mature upon closing of the business combination. In addition, the Extension Notes may be converted by the holder into units of the Company identical to the units issued in the IPO at a price of $10.00 per unit (which units would be immediately exchanged for securities of the Purchaser in accordance with the terms of the Reincorporation Merger).

On February 20, 2021, the Company, the Purchaser, the Merger Sub, Nuvve, and Ted Smith, as the representative of the stockholders of Nuvve, entered into an Amendment to the Merger Agreement. Pursuant to the Amendment, any loans made to Nuvve pursuant to the Payroll Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act, to the extent that such loans are eligible for forgiveness, will be excluded from Nuvve’s indebtedness for purposes of determining the merger consideration to be paid to Nuvve’s stockholders. In addition, in the event that such loans are determined not to be eligible for forgiveness within 12 months following the closing of the merger, the combined company may seek indemnification for such amounts against the shares held in escrow for indemnification purposes.

We currently maintain the principal executive offices at Room 801, Building C, SOHO Square, No. 88 Zhongshan East 2nd Road, Huangpu District, Shanghai, 200002, China. This space is being provided to us by Wenhui Xiong, our Chairman and Chief Executive officer, at no cost to us. We consider the current office space, combined with the other office space otherwise available to our executive officers, adequate for current operations.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 ordinary shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

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

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the period from April 12, 2019 (inception) through December 31, 2020, the firm of Marcum Bernstein & Pinchuk LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum Bernstein & Pinchuk LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Bernstein & Pinchuk LLP in connection with regulatory filings. The aggregate fees billed by Marcum Bernstein & Pinchuk LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement and other required filings with the SEC for the year ended December 31, 2020 and for the period from April 12, 2019 (inception) through December 31, 2019 totaled $72,585 and $27,215, respectively.

Audit-Related Fees. We did not engage Marcum Bernstein & Pinchuk LLP for consultations concerning financial accounting and reporting standards during the year ending December 31, 2020 and for the period from April 12, 2019 (inception) through December 31, 2019.

Tax Fees. We did not engage Marcum Bernstein & Pinchuk LLP for tax planning and tax advice for the year ending December 31, 2020 and for the period from April 12, 2019 (inception) through December 31, 2019.

All Other Fees. We did not engage Marcum Bernstein & Pinchuk LLP for other services for the year ending December 31, 2020 and for the period from April 12, 2019 (inception) through December 31, 2019.

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

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 13, 2020, by and between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

2.1	Merger Agreement, dated November 11, 2020, by and among the Registrant, NB Merger Corp., Nuvve Merger Sub Inc., Nuvve Corporation and the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2020)

2.2	Amendment to Merger Agreement dated February 20, 2021 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 23, 2021)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 4, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 4, 2020)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 4, 2020)

4.5	Warrant Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

4.6	Rights Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

4.7	Unit Purchase Option, dated February 19, 2020, between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.2	Investment Management Trust Account Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.3	Stock Escrow Agreement, dated February 13, 2020, among the Registrant, Continental Stock Transfer & Trust Company, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.4	Registration Rights Agreement, dated February 13, 2020, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.5	Form of Subscription Agreement among the Registrant and the Initial Shareholders (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

10.6	Form of Subscription Agreement, dated November 11, 2020, by and between the Registrant and the subscriber party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2020)

10.7	Purchase and Option Agreement between EDF Renewables, Inc. and NB Merger Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2020)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBORN ACQUISITION CORP.

Dated: March 19, 2021	By:	/s/ Wenhui Xiong
	Name:	Wenhui Xiong
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wenhui Xiong	Chief Executive Officer and Director	March 19, 2021
Wenhui Xiong	(Principal Executive Officer)

/s/ Jianjun Nie	Chief Financial Officer and Director	March 19, 2021
Jianjun Nie	(Principal Accounting and Financial Officer)

/s/ H. David Sherman	Independent Director	March 19, 2021
H. David Sherman

/s/ Jianzhong Lu	Independent Director	March 19, 2021
Jianzhong Lu

/s/ Li Wan	Independent Director	March 19, 2021
Li Wan

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 13, 2020, by and between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

2.1	Merger Agreement, dated November 11, 2020, by and among the Registrant, NB Merger Corp., Nuvve Merger Sub Inc., Nuvve Corporation and the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2020)

2.2	Amendment to Merger Agreement dated February 20, 2021 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 23, 2021)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 4, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 4, 2020)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 4, 2020)

4.5	Warrant Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

4.6	Rights Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

4.7	Unit Purchase Option, dated February 19, 2020, between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.2	Investment Management Trust Account Agreement, dated February 13, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.3	Stock Escrow Agreement, dated February 13, 2020, among the Registrant, Continental Stock Transfer & Trust Company, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.4	Registration Rights Agreement, dated February 13, 2020, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2020)

10.5	Form of Subscription Agreement among the Registrant and the Initial Shareholders (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

10.6	Form of Subscription Agreement, dated November 11, 2020, by and between the Registrant and the subscriber party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2020)

10.7	Purchase and Option Agreement between EDF Renewables, Inc. and NB Merger Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2020)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 4, 2020)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

NEWBORN ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Newborn Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Newborn Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2020 and the period from April 12, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and the period from April 12, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

We have served as the Company’s auditor since 2019.

New York, NY

March 19, 2021

NEWBORN ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$135,809	$108,667
Prepaid expenses	11,614	-
Deferred offering costs	-	220,996
Total Current Assets	147,423	329,663

Cash and marketable securities held in trust account	57,895,769	-
Total Assets	$58,043,192	$329,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued payables	$113,083	29,241
Note payable to a related party	-	280,000
Total Current Liabilities	113,083	309,241

Deferred underwriting compensation	1,437,500	-
Total Liabilities	1,550,583	309,241

Commitments and Contingencies
Ordinary shares subject to possible redemption; 5,114,076 (at redemption value of $10.0688 per share)	51,492,608	-

Shareholders’ Equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 2,345,924 and 1,437,500 ordinary shares issued and outstanding, respectively	235	144
Additional paid- in capital	6,049,837	24,856
Accumulated deficit	(1,050,071)	(4,578)
Total Shareholders’ Equity	5,000,001	20,422
Total Liabilities and Shareholders’ Equity	$58,043,192	$329,663

The accompanying notes are an integral part of the financial statements

NEWBORN ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2020	For The Period From April 12, 2019 (Inception) Through December 31, 2019
General and administrative expenses	$1,441,262	$4,578

Loss from operation	(1,441,262)	(4,578)

Other income
Interest income on cash and marketable securities held in trust account	395,769	-

Net loss	$(1,045,493)	$(4,578)

Less: income attributable to ordinary shares subject to possible redemption	351,999	-

Adjusted net loss(2)	$(1,397,492)	$(4,578)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption(3)	4,441,540	-

Basic and diluted earnings per share, ordinary shares subject to possible redemption(3)	$0.08	$-

Basic and diluted weighted average shares outstanding, ordinary shares(1)	2,226,460	1,437,500

Basic and diluted adjusted net loss per share, ordinary shares(2)	$(0.63)	$(0.00)

(1)	Excludes an aggregate of 5,114,076 ordinary shares subject to possible redemption at December 31, 2020. The Company has not considered the effect of the warrants sold in the Private Placement to purchase an aggregate of 136,250 shares in the calculation of diluted earnings per share to ordinary shares, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be antidilutive.
(2)	Excludes income attributable to ordinary shares subject to possible redemption. The Company’s net loss is adjusted for the portion of income that is attributable to ordinary share subject to possible redemption, as these shares only participate in the income of the trust account and not the losses of the Company.
(3)	The Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,875,000 shares in the calculation of diluted earnings per share subject to possible redemption, since the exercise of the warrants are contingent upon the occurrence of future events.

The accompanying notes are an integral part of the financial statements

NEWBORN ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid- in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, April 12, 2019 (Inception)	-	$-	$-	$-	$-

Issuance of ordinary shares to initial shareholders	1,150,000	115	24,885	-	25,000

Share dividend of 0.25 shares for each outstanding share in December 2019	287,500	29	(29)	-	-

Net loss	-	-	-	(4,578)	(4,578)

Balance, December 31, 2019	1,437,500	144	24,856	(4,578)	20,422

Sales of 272,500 units at $10.00 per unit in the private placement	272,500	27	2,724,973	-	2,725,000

Sales of 5,750,000 units at $10.00 per unit in the public offering	5,750,000	575	57,499,425	-	57,500,000

Less: ordinary shares subject to possible redemption	(5,114,076)	(511)	(51,492,097)	-	(51,492,608)

Underwriters’ discount	-	-	(3,162,500)	-	(3,162,500)

Offering expenses	-	-	(514,910)	-	(514,910)

Proceeds from sale of underwriter’s unit purchase option	-	-	100	-	100

Share-based compensation	-	-	969,990	-	969,990

Net loss	-	-	-	(1,045,493)	(1,045,493)

Balance, December 31, 2020	2,345,924	$235	$6,049,837	$(1,050,071)	$5,000,001

The accompanying notes are an integral part of the financial statements

NEWBORN ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2020	For The Period From April 12, 2019 (Inception) December 31, 2019
Cash flow from operating activities
Net loss	$(1,045,493)	$(4,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	969,990	-
Change in operating assets and liabilities:
Change in prepaid expenses	(11,614)	-
Change in accrued payables	109,053	4,030
Net cash provided by (used in) operating activities	21,936	(548)

Cash flows from investing activities
Maturity of investment held in trust account	57,890,000	-
Purchase of investment held in trust account	(115,785,769)	-
Net cash used in investing activities	(57,895,769)	-

Cash flow from financing activities
Proceeds from sale of units in the public offering	57,500,000	-
Proceeds from sale of units in the private placement	2,445,000	-
Proceeds from sale of underwriter’s unit purchase option	100	-
Payment of costs of public offering	(2,044,125)	(195,785)
Proceeds from note payable to a related party	-	280,000
Proceeds from sale of ordinary shares	-	25,000
Net cash provided by financing activities	57,900,975	109,215

Net increase in cash	27,142	108,667
Cash at beginning of period	108,667	-
Cash at end of the year	$135,809	$108,667

Supplemental disclosure of non-cash financing activities
Settlement of note payable by proceeds of private placement	$280,000	$-

The accompanying notes are an integral part of the financial statements

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

As of December 31, 2020, the Company had not yet commenced any operations. All activities through December 31, 2020 related to the Company’s formation, the public offering described below and its effort in seeking a target business.

Financing

The registration statement for the Company’s public offering (“IPO”, as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on February 13, 2020. The Company consummated the IPO on February 19, 2020. The IPO consisted of 5,750,000 units (which includes the full exercise of the over-allotment option by the underwriters in the public offering of 750,000 units) at $10.00 per unit (the “Public Units’). The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, which the underwriter simultaneously exercised in full with the consummation of the IPO. Concurrently with the IPO, the Company sold to its sponsor 272,500 units at $10.00 per unit (the “Private Units”) in a private placement (“Private Placement”, as described in Note 4). The Company received net proceeds of approximately $57,989,380 in aggregate from the IPO and the Private Placement, which reflected settlement of the promissory note issued to the Company’s Chairman and Chief Executive Officer at the closing of the IPO in the amount of $280,000.

Trust Account

Upon the closing of the IPO and the Private Placement, $57,500,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee.

The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within 12 months from the closing of the IPO (or 18 months if extended as provided in the prospectus for the IPO). Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

Business Combination

Pursuant to The Nasdaq Stock Market (“Nasdaq”) listing rules, the Company’s initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the Trust Account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test.

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

The shareholders immediately prior to the IPO (“Initial Shareholders”) have agreed (i) to vote any of their respective shares, including the ordinary shares sold to the Initial Shareholders in connection with the organization of the Company (the “Initial Shares”), ordinary shares included in the Private Units sold in the Private Placement, and any ordinary shares which were initially issued in connection with the IPO, whether acquired in or after the effective date of the IPO, in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

On November 11, 2020, the Company entered into a merger agreement (the “Merger Agreement”) with NB Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Purchaser”), Nuvve Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (the “Merger Sub”), Nuvve Corporation, a Delaware corporation (“Nuvve”), and Ted Smith, an individual, as the representative of the stockholders of Nuvve.

Concurrently with the execution of the Merger Agreement, on November 11, 2020, the Company entered into subscription agreements with certain accredited investors pursuant to which the investors agreed to purchase 1,425,000 Ordinary Shares, at a purchase price of $10.00 per share, for an aggregate purchase price of $14,250,000 (the “PIPE”). The investors also will receive warrants to purchase 1,353,750 Ordinary Shares. The warrants will be exercisable at $11.50 per share and have the same terms as our public warrants. The investors will receive demand and piggyback registration rights in connection with the securities issued to them. The PIPE will close immediately prior to the closing of the transactions contemplated by the Merger Agreement.

Pursuant to the Merger Agreement, Nuvve will merge with Merger Sub (the “Acquisition Merger”), with Nuvve surviving and the Purchaser acquiring 100% of the equity securities of Nuvve. In exchange for their equity securities, the stockholders of Nuvve prior to the conversion of the bridge loan (the “Existing Stockholders”) and the option holders of Nuvve will receive an aggregate of approximately 10.2 million shares of common stock of the Purchaser (the “Purchaser Common Stock”). Of such shares of Purchaser Common Stock, (i) approximately 8.9 million shares of Purchaser Common Stock will be issued to the Existing Stockholders, and (ii) approximately 1.3 million shares of Purchaser Common Stock will be reserved for issuance pursuant to the Nuvve options. Ten percent of the shares to be issued to the Existing Stockholders, or approximately 0.9 million shares, will be held in escrow to satisfy any indemnification obligations incurred under the Merger Agreement. The bridge loan investor will receive additional shares of Purchaser Common Stock at the same exchange ratio as the Existing Stockholders.

Pursuant to a Purchase and Option Agreement between the Purchaser and one of the Existing Stockholders, immediately after the closing, the Purchaser will repurchase 0.6 million shares of Purchaser Common Stock from such Existing Stockholder at a price of $10.00 per share. In addition, such Existing Stockholder will have the option to sell up to an additional $2 million of shares of Purchaser Common Stock back to the Purchaser within a year after the closing at a price per share equal to the then-current market price. In the event the Existing Stockholder exercises its option, two of Nuvve’s executive officers have committed to repurchase such shares from the Purchaser at the same price the Purchaser paid for them.

Additionally, the Existing Stockholders may be entitled to receive up to 4.0 million earn-out shares if, for the fiscal year ending December 31, 2021, the Purchaser’s revenue equals or exceeds $30,000,000. Existing Stockholders will be entitled to a portion of the earn-out shares only if they continue to hold their shares of Purchaser Common Stock received in the Acquisition Merger through the earn-out payment date.

The parties agreed that immediately following the closing of the Acquisition Merger, Purchaser’s board of directors will consist of seven directors, five of whom shall be designated by Nuvve and two of whom will be designated by Newborn. A majority of the directors will qualify as independent directors under rules of Nasdaq.

Existing Stockholders holding shares of Nuvve capital stock representing approximately 55% of Nuvve’s outstanding voting power have entered into support agreements with Parent and Nuvve, pursuant to which, among other things, the Existing Stockholders have agreed to vote in favor of proposals to approve the Acquisition Merger.

The Acquisition Merger will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

On February 17, 2021, the Company filed its definitive proxy statement/prospectus with the SEC for an extraordinary general meeting (the “Extraordinary Meeting”) to vote on the proposed business combination with Nuvve, and mailed proxy materials to its shareholders of record as of February 10, 2021, the record date for the Extraordinary Meeting. The Extraordinary Meeting was held on March 17, 2021 Hong Kong Time (March 16, 2021 Eastern Time), at which the Company’s shareholders voted to approve the business combination with Nuvve and related proposals described in definitive proxy statement/prospectus.

Liquidation

Pursuant to the Company’s Certificate of Incorporation, if the Company is unable to complete its initial Business Combination within 12 months from the date of the IPO, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, dissolve and liquidate. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 12 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated articles of incorporation and the trust agreement, in order to extend the time available for the Company to consummate its initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share), on or prior to the date of the applicable deadline, up to an aggregate of $1,150,000, or $0.20 per share. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial Business Combination, or, at the lender’s discretion, converted upon consummation of the Company’s Business Combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial Business Combination. In the event that the Company receives notice from its insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate its initial Business Combinations, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a pro rata portion of the amount then in the Trust Account. Holders of rights will receive no proceeds in connection with the liquidation. The Initial Shareholders and the holders of Private Units will not participate in any redemption distribution with respect to their Initial Shares and Private Units, including the ordinary shares included in the Private Units.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash and Marketable Securities Held in Trust Account

At December 31, 2020, the assets held in the Trust Account represented $57,895,769 in money market fund. The investment in money market fund is recorded at fair value.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section on the Company’s balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the date of the IPO that are related to the IPO and that were charged to shareholders’ equity upon the completion of the IPO. Accordingly, on February 19, 2020, offering costs with a total amount of $3,677,410 have been charged to shareholders’ equity (consisting of $3,162,500 underwriters’ fees, and $514,910 of other service charges).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on April 12, 2019, the evaluation was performed for 2019 and 2020 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

Note 3 — Public Offering

Public Unit

On February 19, 2020, the Company sold 5,750,000 units at a price of $10.00 per Public Unit in the IPO (which includes the full exercise of the underwriter’s over-allotment option). Each Unit consists of one ordinary share in the Company, one warrant (“Warrant”) and one right (“Right”) (see Note 8).

The Company paid an up-front underwriting discount of $1,725,000 (3.0% of the gross offering proceeds) to the underwriter at the closing of the IPO, with an additional fee of $1,437,500 (the “Deferred Discount”, which represents 2.5% of the gross offering proceeds). The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close a Business Combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount. The Company accrued $1,437,500 of the Deferred Discount as of December 31, 2020, as it is deemed to be likely for the Company to close the business combination with Nuvve soon.

Purchase Option

On February 19, 2020, the Company sold to the underwriters, for $100, a unit purchase option to purchase up to a total of 316,250 units at $11.50 per unit (or an aggregate exercise price of $3,636,875) commencing on the close of the consummation of a Business Combination. The unit purchase option expires five years from the effective date of the registration statement relating to the IPO. The units issuable upon exercise of this option are identical to the Units being offered in the IPO. The Company has agreed to grant to the holders of the unit purchase option, demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the IPO, including securities directly and indirectly issuable upon exercise of the unit purchase option.

The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the IPO resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $428,906 using a Black-Scholes option-pricing model adjusted for the likelihood of a completed Business Combination. The fair value of the unit purchase option granted to the placement agent is estimated as of the date of grant using the following assumptions: (1) expected volatility of 31.00%, (2) risk-free interest rate of 2.19% and (3) expected life of five years, (4) estimated possibility of 52.1% for consummation of initial Business Combination.

Warrant Solicitation Fee

The Company has agreed to pay Chardan Capital Markets, LLC a warrant solicitation fee of five percent (5%) of the exercise price of each public warrant exercised during the period commencing twelve months after the effective date of the registration statement, including warrants acquired by security holders in the open market, but excluding warrants exercised during the 30-day period following notice of a proposed redemption. The warrant solicitation fee will be payable in cash. There is no limitation on the maximum warrant solicitation fee payable to Chardan Capital Markets, LLC, except to the extent it is limited by the number of public warrants outstanding.

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

Registration Rights

The Initial Shareholders will be entitled to registration rights with respect to their Initial Shares, as well as the holders of the Private Units and holders of any securities issued to the Company’s Initial Shareholders, officers, directors or their affiliates in payment of working capital loans or extension loans made to the Company, will be entitled to registration rights with respect to the Private Units (and underlying securities), pursuant to an agreement signed on the effective date of the IPO. The holders of the majority of the Initial Shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Units (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 4 — Private Placement

On February 19, 2020, NeoGenesis Holding Co., Ltd., the Company’s sponsor, purchased an aggregate of 272,500 Private Units at $10.00 per Private Unit. A total of $2,445,000 cash proceeds was collected after settling the $280,000 promissory note discussed in Note 5.

The Private Units are identical to the Units sold in the IPO, except that the private warrants are not redeemable so long as they are held by the purchaser or its permitted transferees. Additionally, the holders of the Private Units have agreed (A) to vote the shares underlying their Private Units in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting Public Shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any shares underlying the Private Units into the right to receive cash from the Trust Account in connection with a shareholder vote to approve an initial Business Combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to shareholders’ rights or pre-Business Combination activity or sell their shares to the Company in connection with a tender offer the Company engages in and (D) that the shares underlying the Private Units shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. The purchasers have also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to transferees that agree to the same terms and restrictions) until the completion of an initial Business Combination.

Note 5 — Related Party Transactions

On May 17, 2019, the Company issued an unsecured promissory note of $280,000 in the principal amount to the Company’s Chairman and Chief Executive Officer. The note was non-interest bearing and payable on the consummation of the public offering or the date on which the Company determines not to conduct an initial public offering of its securities. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. On February 19, 2020, the $280,000 promissory note was settled through issuance of units at a price of $10.00 per unit as part of the Private Placement.

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

Note 6 — Shareholders’ Equity

Ordinary Shares

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

On February 19, 2020, the Company sold 5,750,000 Public Units at a price of $10.00 per Public Unit in the IPO, and NeoGenesis Holding Co., Ltd., the Company’s sponsor, purchased an aggregate of 272,500 Private Units at $10.00 per Private Unit. Each Public Unit and Private Unit consists of one ordinary share in the Company, one Warrant and one Right.

Share Transfer of Ordinary Shares

On April 20, 2020, NeoGenesis Holding Co., Ltd., the Company’s sponsor transferred 100,000 of the Company’s ordinary shares to Deyin Chen, a special advisor to the Company for a total cash consideration of $10 as consideration for the special advisor’s service provided to the Company.

The shares granted on April 20, 2020 were fully vested and are nonforfeitable. The Company recognized $969,990 ($970,000 of fair value for the shares as of the grant date less $10 of the transfer price) as general and administrative expenses in the Company’s financial statements with a corresponding increase in additional paid-in capital. The fair value of the shares transferred was $9.70 per share, which is estimated to be equal to the most recently available closing price of ordinary shares traded on Nasdaq on May 1, 2020.

Warrants

Each Warrant entitles the holder to purchase one-half ordinary share at a price of $11.50 per share commencing on the later of the Company’s completion of its initial Business Combination or 12 months from the closing of the offering, and expiring five years from after the completion of an initial Business Combination. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $16.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such Warrants during the 30 day redemption period. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold and issued in the IPO, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. If an initial Business Combination is not consummated, the Warrants will expire and will be worthless.

In addition, if (i) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.50 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination, and (iii) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Price”) is below $9.50 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Price, and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the Market Price.

Warrants are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares, Warrants and Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares, Warrants and Rights will be based on the closing price paid by investors.

Rights

Each Right will entitle the holder to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial Business Combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, an investor must hold Rights in multiples of 10 in order to receive shares for all of its Rights upon closing of a Business Combination. If the Company is unable to consummate a Business Combination, the Company will redeem 100% of the Public Shares issued in the IPO using the funds in the Trust Account as described in Note 1. There are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of the Company’s initial Business Combination. Additionally, in no event will the Company be required to net cash settle the Rights. In such events, the Rights will expire and will be worthless. Since the Company is not required to net cash settle the Rights and the Rights are convertible upon the consummation of an initial Business Combination, the Management determined that the Rights are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares, Warrants and Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares, Warrants and Rights will be based on the closing price paid by investors.

Note 7 — Subsequent Events

On February 1, 2021, the Company issued an unsecured promissory note (the “Working Capital Note”) in an amount of $200,000 to NeoGenesis Holding Co., Ltd., in exchange for NeoGenesis providing such amount for the Company’s working capital. The Working Capital Note does not bear interest and matures upon closing of the business combination. In addition, the Working Capital Note may be converted by the holder into units of the Company identical to the units issued in the Company’s IPO at a price of $10.00 per unit.

On February 19, 2021, the Company issued two unsecured promissory notes (the “Extension Notes”), each in an amount of $287,500 (or an aggregate principal amount of $575,000), to NeoGenesis Holding Co., Ltd. and Nuvve, in exchange for NeoGenesis Holding Co., Ltd. and Nuvve each depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a business combination with Nuvve. The Extension Notes do not bear interest and mature upon closing of the business combination. In addition, the Extension Notes may be converted by the holder into units of the Company identical to the units issued in the Company’s IPO at a price of $10.00 per unit.

On February 20, 2021, the Company, the Purchaser, the Merger Sub, Nuvve, and Ted Smith, as the representative of the stockholders of Nuvve, entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the Amendment, any loans made to Nuvve pursuant to the Payroll Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act, to the extent that such loans are eligible for forgiveness, will be excluded from Nuvve’s indebtedness for purposes of determining the merger consideration to be paid to Nuvve’s stockholders. In addition, in the event that such loans are determined not to be eligible for forgiveness within 12 months following the closing of the merger, the combined company may seek indemnification for such amounts against the shares held in escrow for indemnification purposes.

On March 17, 2021, Hong Kong Time, the Company held the Extraordinary Meeting at which the Company’s shareholders voted to approve the business combination with Nuvve and related proposals described in detail in the definitive proxy statement/prospectus filed by the Company with the SEC on February 17, 2021, which was first mailed to the Company’s shareholders on or about February 17, 2021, and the Company’s proxy supplement filed with the SEC on March 8, 2021 (as amended and supplemented, the “Proxy Statement”). As of February 10, 2021, the record date for the Extraordinary Meeting, there were 7,460,000 ordinary shares issued and outstanding and entitled to vote. There were 4,408,691 ordinary shares presented in person or represented by proxy at the Extraordinary Meeting. Each of the proposals described in the Proxy Statement was approved by the Company’s shareholders.

The Company evaluated subsequent events and transactions that occur after the balance sheet date up to the date that the financial statement was issued. Other than as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.